Form 10-Q
period 1995-09-30
CAPLAN CORP
filed 1995-10-23
CIK 725395

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter) period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   1,300,786 shares of common stock par value $.001 -
   September 30, 1995

                    CAPLAN CORPORATION
                      Balance Sheets
                        (Unaudited)

                                    September 30,    June 30,
ASSETS                                  1995           1995
---------------------------------   -------------  -------------
Current Assets:
 Cash and temporary cash investments   $118,536       $117,156
 Accounts receivable - trade              2,798          3,826
 Accounts receivable - affiliate          1,879          2,176
 Current portion of note receivable       1,064          1,575
 Accrued interest receivable                  0             86
                                        -------        -------
  Total current assets                  124,277        124,819
                                        -------        -------

Property and Equipment:
 Oil and Gas properties
  (successful efforts method)           591,555        591,555
 Less - Accumulated depletion, depre-
  ciation & amortization & valuation
  allowances                           (581,162)       580,450
                                        -------        -------
 Net property and equipment              10,393         11,105
                                        -------        -------
Note receivable - net of current
 portion                                 15,844         15,844
                                        -------        -------
Total Assets                           $150,514       $151,768
                                        =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts Payable and accrued
  liabilities                            $5,790         $6,746
 Accounts payable - affiliate             1,250          4,190
                                        -------         ------
  Total current liabilities               7,040         10,936
                                        -------         ------
Stockholders' Equity:
 Preferred stock, $.001 par value,
  10,000,000 shares authorized;
  1,500,000 shares issued and
  outstanding                              1,500         1,500
 Common stock, $.001 par value,
  100,000,000 shares authorized;
  1,300,786 and 1,300,784 shares
  issued and outstanding, respec-
  tively                                   1,300         1,300
 Additional paid-in capital            1,387,149      1,387,149
 Accumulated deficit                  (1,246,475)    (1,249,117)
                                       ---------      ---------
  Total stockholders' equity              143,474        140,832
                                       ---------      ---------
Total liabilities and stock-
  holders' equity                       $150,514       $151,768
                                       =========      =========

See accompanying notes to financial statements

                              CAPLAN CORPORATION
                           Statements of Operations
                                  (Unaudited)

                                   Three Months   Three Months
                                      Ended          Ended
                                   September 30,  September 30,
                                      1995            1994
                                   ------------   ------------
Revenues:
 Oil and gas sales                     $12,976         $9,904
 Interest & other income                 1,236            839
 Distributions from limited
  partnership                                0          5,000
                                        ------        -------
  Total revenues                        14,212         15,743
                                        ------        -------
Costs & Expenses:
 Production expenses                     7,299          6,699
 Depletion, depreciation and
  amortization & valuation provision       712          2,013
 General & administrative expenses       3,560         14,095
                                        ------         ------
  Total costs and expenses              11,571         22,807
                                        ------         ------
Net Income (Loss)                        2,641         (7,064)
                                        ======         ======

Weighted average number of common
 shares outstanding                     1,300,786      1,300,786
                                        =========      =========

Net Income (Loss) Per Common Share      $   .01        $  (.01)
                                        ========       ========

See accompanying notes to financial statements

                              CAPLAN CORPORATION
                           Statements of Cash Flows
                                  (Unaudited)

                                        Three Months   Three
Months
                                           Ended          Ended
                                        September 30,  September
30,
                                           1995            1994
                                        ------------
------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Cash received from oil & gas sales         $14,301
$9,309
 Interest received                            1,322
872
 Note collection - principal                    511
352
 Cash paid for production, exploration
  and operating expenses                    (14,754)
(11,937)
                                            -------
-------
  NET CASH PROVIDED BY (USED IN)
   OPERATING ACTIVITIES                       1,380
(1,404)
                                            -------
-------
CASH FLOWS FROM INVESTING ACTIVITIES
 Cash paid for property & equipment               0
0
                                            -------
-------
  NET CASH PROVIDED BY INVESTING ACTIVITIES       0
0
                                            -------
-------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                  1,380
(1,404)
                                            -------
-------
CASH & CASH EQUIVALENTS, BEGINNING
 OF PERIOD                                  117,156
78,009
                                            -------
-------
CASH AND CASH EQUIVALENTS, END OF PERIOD    118,536
76,605
                                            =======
=======

See accompanying notes to financial statements

                              CAPLAN CORPORATION
                      Statements of Cash Flows (continued)
                                  (Unaudited)

                                        Three Months   Three
Months
                                           Ended          Ended
                                        September 30,  September
30,
                                           1995            1994
                                        ------------
------------
RECONCILIATION OF NET INCOME (LOSS)
 TO NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES

Net income (loss)                             $2,641
$(7,064)
                                             -------
--------
Adjustments to net income:
 Depletion, depreciation & amortization
  and valuation provisions                       712
2,013
 Distribution from limited partnership             0
(5,000)
Changes in assets and liabilities:
 Decrease (increase) in accounts receivable     1922
(210)
 Increase (decrease) in accounts payable      (3,895)
8,857
                                              ------
-------
                                               1,261
5,660
                                              ------
-------
Net cash provided by (used in) operating
 activities                                    1,380
(1,404)
                                              ======
======
SCHEDULE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES                          $0.00
$0.00
                                              =======
=======

See accompanying notes to financial statements

                              CAPLAN CORPORATION
                        Notes to Financial Statements
                              September 30, 1995
                                  (Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES
------------------------------------------------

General
-------
The financial statements, management's discussion and these notes to financial statements are condensed and should be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders and Form 10-K for the year ended June 30, 1995.

The financial information contained herein is unaudited but, in the opinion of the management of Caplan Corporation, includes all adjustments necessary to a fair presentation of the results of operations for the periods indicated. The results for the three month periods ended September 30, 1995 and 1994, are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles.

Organization
------------
Caplan Corporation (the Company) was incorporated under the laws of the State of Delaware on July 5, 1983 for the purpose of participating in oil and gas activities in the United States. In June, 1987, the stockholders approved a three-to-one reverse split of the issued and outstanding shares of the Company's common stock and warrants. As a result of the reverse stock split, the number of issued and outstanding shares decreased to 1,300,786 while the par value of each share remained $.001.

Presentation
------------
The financial statements include the accounts of the Company and a 20% limited partnership interest in Fairmont Natural Gas Pipeline, Ltd. accounted for using the cost method for the year ended June 30, 1994. The 20% limited partnership interest in Fairmont Natural Gas Pipeline, ltd. was sold during the year ended June 30, 1995.

Property and Equipment
----------------------
The Company follows the "successful-efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisitions costs and costs to drill and equip exploratory wells are capitalized when incurred, pending determination of whether the well has resulted in the discovery of proved reserves. The costs of drilling and equipping any exploratory wells which do not find proved reserves, net of any salvage value, are charged to expense. The costs of development wells are capitalized, whether the well is productive or nonproductive. The acquisition costs of unproved properties are assessed at least annually for impairment of value, and if such impairment is indicated, a loss is recognized by providing a valuation allowance. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties (including delay rentals) are expensed as incurred.

Depletion and depreciation are computed separately on each individual property. Proved leasehold costs are deleted on the unit-of-production method over the estimated total proved reserves of the individual properties. Completed well costs are depreciated on the unit-of-production method over the estimated proved developed reserves of the individual properties. Depreciation of furniture, fixtures and automobiles if provided using the straight-line method over their estimated useful lives.

Maintenance and repairs are charged to expense when incurred, and renewals and betterments are capitalized. When a property is retired, sold or otherwise disposed of, the related costs and accumulated depletion and depreciation are removed from the accounts, and any gain or loss realized on the disposition is recognized.

Cash Equivalents
----------------
For purposes of the Statement of Cash Flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Income (Loss) Per Common Share and Other
----------------------------------------
Income (Loss) per share has been computed based on the weighted average number of shares outstanding at the end of each month in the period. Common stock equivalents have not been included in the computation as their effect would decrease the loss per share.

Certain amounts previously reported have been reclassified to conform with current classifications.

                              CAPLAN CORPORATION
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources
-------------------------------
The Company's liquidity position increased from June 30, 1995 to September 30, 1995 resulting primarily from a decrease in accounts payable and an increase in cash during the first quarter.

The reserves the Company has discovered or acquired provide a base upon which the Company could borrow funds should the need arise. However, current economic condition in the oil and gas industry have caused financial institutions to severely restrict borrowing of this nature and as such could limit the amount of outside financing the Company could obtain in this fashion. The Company's current cash flow is sufficient to continue existing operations and allow for marginal investment in additional oil and gas wells. Major acquisitions of any nature will require private funding through stock placement or financing.

Results of Operations
---------------------
Revenue from oil and gas sales for the three month period ended September 30, 1995 increased 30% as compared with the same period ended in the prior year. This is the result of a 38% increase in the net equivalent barrels of production sold which is offset by a 5% decrease in the net equivalent price per barrel.

Interest income decreased 27% during the three month period ended September 30, 1995 as compared with the same period ended in the prior year. This decrease is the result of interest earned from the note receivable acquired during the prior year declining as the note is collected.

Production expense for the current quarter increased 9% as compared to the same period ended in the prior year. The increase is attributed primarily to increased operating costs incurred.

General and administrative expenses decreased 75% during the three month period ended September 30, 1995 as compared with the same period in the prior year. In general there were decreases in legal, audit and printing costs regarding general and administrative expenses.

Depletion, depreciation and amortization and valuation expense
(DD&A) decreased 64% during the three month period ended
September 30, 1995 in relation to the same period last year.

The information furnished herein reflects all adjustments
(consisting only of normal recurring accruals) necessary to a fair statement of the results of the interim period.

-----------------------------------------------------------------
----------
                    PART II. OTHER INFORMATION
-----------------------------------------------------------------
----------

Item 6. Exhibits and Reports on Form 8-K.
-----------------------------------------
(b) During the quarter ended September 30, 1995, the Company did not file any report on Form 8-K.



                            SIGNATURES
                            ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CAPLAN CORPORATION
                                      (Registrant)

               10/18/95            Ronnie Hinze, President
                 Date                 (Signature)