Form 10-Q
period 1999-09-30
CAPLAN CORP
filed 1999-12-16
CIK 725395

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 1999         Commission File No. 2-85602-D


                               Caplan Corporation
             (exact name of registrant as specified in its charter)


          Delaware                                 87-0398403
(State or other jurisdiction of        (IRS Employer Identification Number)
 incorporation or organization)


                 111 South Saint Charles, Brenham, Texas 77833
            (Address of principal executive offices, including zip)

                                 (409) 836-4576
              (Registrant's telephone number including area code)


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

     1,300,793 shares of common stock par value $.001 - September 30, 1999


                               TABLE OF CONTENTS



          Item Number and Caption                                Page No.

Part I FINANCIAL INFORMATION

     1.   Financial Statements

          Balance Sheets                                                3
          Statements of Operations                                      4
          Statements of Cash Flows                                      5
          Notes to Condensed Unaudited
            Financial Statements                                        6

     2.   Management's Discussion of Analysis of
          Financial Condition and Results of Operations                 9


Part II OTHER INFORMATION

     1.   Exhibits and Reports on Form 8-K                             11

                               CAPLAN CORPORATION
                                 Balance Sheets
                                  (Unaudited)

                                            September 30,     June 30,
ASSETS                                           1999           1999
----------------------------------------    -------------   -------------
Current Assets:
  Cash                                      $       6,797   $       7,423
  Current portion of note receivable                1,641           2,167
      Total current assets                          8,438           9,590

Property and Equipment - At Cost:
  Office equipment                                    403             403

  Less - Accumulated depletion, depreciation
    & amortization and valuation allowances          (342)           (322)
                                                       61              81

  Mineral leasehold interests                      63,863          63,862
      Total property and equipment                 63,924          63,943

Note receivable - net of current portion            8,122           8,122

Total Assets                                $      80,484   $      81,655
                                            =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current Liabilities:
  Accounts payable - trade                  $           0   $           0
  Accounts payable - affiliate                     14,437          10,573
  Accounts payable - others                        15,000               0
  Accrued professional fees                         8,483          14,311
  Other accrued liabilities                             0           4,560
      Total current liabilities                    37,920          29,444

Stockholders' Equity:
  Series A preferred stock, $.001 par value,
   10,000,000 shares authorized; 1,500,000
   shares issued & outstanding                      1,500           1,500
  Common stock, $.001 par value, 100,000,000
   shares authorized, 1,300,792 and 1,300,792
   shares issued and outstanding, respectively      1,300           1,300
  Additional paid-in capital                    1,387,149       1,387,149
  Accumulated deficit                          (1,347,385)     (1,337,738)
      Total stockholders' equity                   42,564          52,211

Total liabilities and stockholders' equity  $      80,484   $      81,655
                                            =============   =============
See accompanying notes to financial statements

                               CAPLAN CORPORATION

                            Statements of Operations
                                  (Unaudited)

                                            Three Months    Three Months
                                               Ended           Ended
                                            September 30,   September 30,
                                                1999            1998
                                            -------------   -------------
Interest Income                             $         202   $         285

Costs & Expenses:
  Professional fees                                 3,923          13,382
  General and administrative                        3,426           1,874
  General and administrative-affiliate              2,500          10,000
      Total costs and expenses                      9,849          25,256

Loss from continuing operations
  before federal income taxes                      (9,647)        (24,971)

Federal income tax provision                            0               0

Loss from continuing operations                    (9,647)        (24,971)

Discontinued Operations:
  Results of operations from discontinued
   segment, net of income taxes of $-0-                 0             864
  Gain on disposal of discontinued segment
   to affiliate, net of income taxes of $-0-            0               0

Income from discontinued operations                     0             864

Net Income (Loss)                                  (9,647)        (24,107)
                                            =============   =============

Weighted average number of
common shares outstanding                       1,300,793       1,300,792
                                            =============   =============

Basic Diluted Net Income (Loss)
  Per Common Share:
   Continuing Operations                    $     (.01)     $     (.02)
                                            =============   =============

   Net Income (Loss)                        $     (.01)     $     (.02)
                                            =============   =============

See accompanying notes to financial statements


                               CAPLAN CORPORATION

                            Statements of Cash Flows
                                  (Unaudited)

                                            Three Months    Three Months
                                               Ended           Ended
                                            September 30,   September 30,
                                                1999            1998
                                            -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                           $      (9,647)  $     (24,107)

Adjustments to reconcile net income(loss)
to net cash provided by (used in) operating
activities:
  Depletion, depreciation and amortization
   and valuation provisions                            20              20
Changes in operating assets and liabilities:
  Accounts receivable - trade and affiliate,
   decrease (increase)                                  0          29,563
  Accounts payable - trade and affiliate &
   accrued liabilities, increase (decrease)         8,476          (6,806)
   NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                           (1,151)         (1,330)


CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on note receivable                      525             486
  Cash paid for mineral leasehold interests             0          (1,821)
    NET CASH USED IN INVESTING ACTIVITIES             525          (1,335)


NET DECREASE OF CASH                                 (626)         (2,665)


CASH, beginning of period                           7,423          12,300


CASH, end of period                         $       6,797   $       9,635
                                            =============   =============


See accompanying notes to financial statements

                               CAPLAN CORPORATION

                         Notes to Financial Statements
                               September 30, 1999
                                  (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

General

The financial statements, management's discussion and these notes to financial statements are condensed and should be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders and Form 10-K for the year ended June 30, 1999.

The financial information contained herein is unaudited but, in the opinion of the management of Caplan Corporation, includes all adjustments necessary to a fair presentation of the results of operations for the periods indicated. The results for the three month periods ended September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles.

Organization

Caplan Corporation (the Company) was incorporated under the laws of the State of Delaware on July 5, 1983 for the purpose of participating in oil and gas activities in the United States. In June, 1987, the stockholders approved a three-to-one reverse split of the issued and outstanding shares of the Company's common stock and warrants. As a result of the reverse stock split, the number of issued and outstanding shares decreased to 1,300,793 while the par value of each share remained $.001.

Office Equipment

Office equipment is carried at cost. Depreciation is computed using the straight-line method based on the asset's estimated useful life of five years.

Mineral Leasehold Interests

Mineral leasehold interest are carried at acquisition cost. The acquisition costs of these unproven interest are assessed at least annually for impairment of value, and if such impairment is indicated, a loss is recognized by providing a valuation allowance. No impairment losses have been recognized by the Company. Delay rental payments are charged to operations when payment is made to the landowner.

Federal Income Taxes

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided on deferred tax assets when it is more likely than not that such assets will not be realized.

Net Income (Loss) Per Common Share

During 1998, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share". This SFAS replaces the presentation of primary earnings per share with a presentation of basic earnings per share. It also requires dual presentation of basic and diluted earnings per share and a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The basic earnings per share amounts have been computed based on the weighted average number of common shares outstanding at the end of each month in the period and are presented in the statements of operations. Under SFAS No. 128, inclusion of the Company's convertible preferred stock in the computation of diluted earnings per share would have been antidilutive for the periods presented; therefore, these potential common shares have been excluded from the computation of diluted earnings per share. As a result, the diluted earnings per share computation is equivalent to the basic earnings per share computation. Under SFAS No. 128, the computation of diluted earnings per share for the results of operations from the discontinued segment also excludes the Company's convertible preferred stock.

Cash Equivalents

For purposes of the Statement of Cash Flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Other Accounting Pronouncements

Effective December 15, 1997, the Company adopted SFAS No. 129, "Disclosure of Information about Capital Structure", which establishes standards for disclosing information about the Company's capital structure. This statement does not change any previous disclosures but consolidates them in this statement for ease of retrieval and for greater visibility.

Furthermore, the Financial Accounting Standards Board (the "FASB") has issued standards which will modify the current method of accounting utilized by the Company subsequent to the year ending June 30, 1998.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and disclosure of comprehensive income and its components. Comprehensive income is defined as the change in equity during a period. Comprehensive income includes net income and other comprehensive income which refers to unrealized gains and losses that under generally accepted accounting principles are excluded from net income. Under this statement for 1999, the Company will include a comprehensive income statement that is presented as a financial statement.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards and requirements for public enterprises regarding information about operating segments in annual financial statements. This statement also establishes standards for related disclosures about products and services, geographic areas, and major customers. Operating segments are components of an enterprise that are evaluated regularly by management in deciding how to allocate resources and in assessing performance. This statement will be adopted by the Company during the year ending June 30, 1999.

The adoption of these statements will impact the disclosures in the Company's financial statements, however, management does not believe that adoption of these statements will have a material impact on the Company's financial condition or results of operations.

                               CAPLAN CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Related Party Transactions

The Company has engaged in numerous related party transactions with officers, directors and stockholders which are described below.

The company's headquarters in Brenham, Texas are presently located in office space which is shared with several entities owned or controlled by Dix R. Turnbow, an officer and controlling stockholder of the Company. Employees of these other entities have performed certain general and administrative services on behalf of the Company. General and administrative services charged to the Company for the periods ended September 30, 1999 and 1998 amounted to $2,500 and $2,500 respectively. At September 30, 1999 and 1998, accounts payable-affiliate totaled $14,437 and $8,804, respectively.

In March, 1994, the Company purchased a note receivable held by Dix R. Turnbow, which was originally issued to a third party to partially finance the sale of certain land. The Company purchased the note for the amount of outstanding principal at the time of acquisition. The note is payable in monthly installments or $243, including interest at 8%, maturing August 2003, and secured by an assignment of the deed of trust covering that certain parcel of land. Principal due the Company in the amount of $1,64l and $1,515 has been classified as current at September 30, 1999 and 1998, respectively. Interest received during the periods ended September 30, 1999 and 1998 amounted to $202 and $243, respectively, which is included with interest revenue in the statements of operations. The fair value of this instrument is estimated based on rates which the Company would offer to debtors of similar credit quality for similar financing arrangements. At September 30, 1999 and 1998, the carrying amount of this instrument approximates its fair value.

All restricted preferred and common shares issued by the Company are subject to the conditions of the Securities and Exchange Commission's Rule 144 under the Securities Exchange Act of 1933. Among other conditions, Rule 144 requires that the restricted securities must be beneficially owned and paid for by the stockholder for a period of at least two years before the restricted securities can be sold. At September 30, 1999, 1,500,000 preferred shares and 825,100 common shares are restricted. At September 30, 1998, 1,500,000 preferred shares and 825,100 common shares were restricted.

Each share of the Company's Series A preferred stock is convertible at the holder's option on any date before January 9, 2011 into one share of the Company's common stock in exchange for the share of preferred stock plus $0.625 per share or the adjusted conversion price. As of September, 30, 1999 and 1998, no preferred shares had been converted.

During the year ended June 30, 1997, the Company entered into a joint project with an affiliated entity owned by Dix R. Turnbow and another stockholder and President of the Company to acquire leasehold interests in acreage located in West Texas for future mineral extraction. As of September 30, 1999 and 1998, the Company has leasehold interests on approximately 3,825 net acres and 3,825 net acres, respectively, in West Texas and has capitalized costs, including lease bonus payments and related acquisition costs, aggregating to $63,862 and $63,862, respectively. The lease agreements contain primary lease terms ranging from four to twenty years, but will terminate if production has not commenced on or before the first anniversary date of the lease unless the Company provides delay rental payments to the landowners in amounts specified in the agreements. The lease agreements contain additional terms requiring minimum advance royalty and production royalty payments.


                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(b) During the quarter ended September 30, 1999, the Company did not file any report on Form 8-K.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAPLAN CORPORATION, Registrant



DATE:  October 1, 1999                   By    Ronnie Hinze
                                           Ronnie Hinze, President