Form 10-Q
period 1999-12-31
CAPLAN CORP
filed 2000-01-10
CIK 725395

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended December 31, 1999         Commission File No. 2-85602-D


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

      1,300,793 shares of common stock par value $.001 - December 31, 1999


                               TABLE OF CONTENTS



          Item Number and Caption                                Page No.

Part I FINANCIAL INFORMATION

     1.   Financial Statements

          Balance Sheets                                                3
          Statements of Operations                                      4
          Statements of Cash Flows                                      6
          Notes to Condensed Unaudited
            Financial Statements                                        7

     2.   Management's Discussion of Analysis of
          Financial Condition and Results of Operations                10


Part II OTHER INFORMATION

     1.   Exhibits and Reports on Form 8-K                             12

                               CAPLAN CORPORATION
                                 Balance Sheets
                                  (Unaudited)

                                            December 31,     June 30,
ASSETS                                           1999           1999
----------------------------------------    -------------   -------------
Current Assets:
  Cash                                      $       6,036   $       7,423
  Current portion of note receivable                1,105           2,167
      Total current assets                          7,141           9,590

Property and Equipment - At Cost:
  Office equipment                                    403             403

  Less - Accumulated depletion, depreciation
    & amortization and valuation allowances          (362)           (322)
                                                       41              81

  Mineral leasehold interests                      63,862          63,862
      Total property and equipment                 63,903          63,943

Note receivable - net of current portion            8,122           8,122

Total Assets                                $      79,166   $      81,655
                                            =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current Liabilities:
  Accounts payable - trade                  $           0   $           0
  Accounts payable - affiliate                     16,937          10,573
  Accounts payable - others                        15,000               0
  Accrued professional fees                        12,164          14,311
  Other accrued liabilities                             0           4,560
      Total current liabilities                    44,101          29,444

Stockholders' Equity:
  Series A preferred stock, $.001 par value,
   10,000,000 shares authorized; 1,500,000
   shares issued & outstanding                      1,500           1,500
  Common stock, $.001 par value, 100,000,000
   shares authorized, 1,300,793 and 1,300,792
   shares issued and outstanding, respectively      1,300           1,300
  Additional paid-in capital                    1,387,149       1,387,149
  Accumulated deficit                          (1,354,884)     (1,337,738)
      Total stockholders' equity                   35,065          52,211

Total liabilities and stockholders' equity  $      79,166   $      81,655
                                            =============   =============
See accompanying notes to financial statements

                               CAPLAN CORPORATION

                            Statements of Operations
                                  (Unaudited)

                                            Three Months    Three Months
                                               Ended           Ended
                                            December 31,   December 31,
                                                1999            1998
                                            -------------   -------------
Interest Income                             $         192   $         279

Costs & Expenses:
  Professional fees                                 3,681             929
  General and administrative                        1,510           1,861
  General and administrative-affiliate              2,500               0
      Total costs and expenses                      7,691           2,790

Loss from continuing operations
  before federal income taxes                      (7,499)         (2,511)

Federal income tax provision                            0               0

Loss from continuing operations                    (7,499)         (2,511)

Discontinued Operations:
  Results of operations from discontinued
   segment, net of income taxes of                      0               0
  Gain on disposal of discontinued segment
   to affiliate, net of income taxes of                 0               0

Income from discontinued operations                     0               0

Net Income (Loss)                                  (7,499)         (2,511)
                                            =============   =============

Weighted average number of
common shares outstanding                       1,300,792       1,300,792
                                            =============   =============

Basic Diluted Net Income (Loss)
  Per Common Share:
   Continuing Operations                    $     (.01)     $     (.01)
                                            =============   =============

   Net Income (Loss)                        $     (.01)     $     (.01)
                                            =============   =============

See accompanying notes to financial statements


                               CAPLAN CORPORATION

                            Statements of Operations
                                  (Unaudited)

                                            Six Months      Six Months
                                               Ended           Ended
                                            December 31,    December 31,
                                                1999           1998
                                            -------------   -------------
Interest Income                             $         394   $         564

Costs & Expenses:
  Professional fees                                 7,604          14,311
  General and administrative                        4,936           3,735
  General and administrative-affiliate              5,000          10,000
      Total costs and expenses                     17,540          28,046

Loss from continuing operations
  before federal income taxes                     (17,146)        (27,482)

Federal income tax provision                            0               0

Loss from continuing operations                   (17,146)        (27,482)

Discontinued Operations:
  Results of operations from discontinued
   segment, net of income taxes of                      0             864
  Gain on disposal of discontinued segment
   to affiliate, net of income taxes of                 0               0

Income from discontinued operations                     0             864

Net Income (Loss)                                 (17,146)        (26,618)
                                            =============   =============

Weighted average number of
common shares outstanding                       1,300,793       1,300,792
                                            =============   =============

Basic Diluted Net Income (Loss)
  Per Common Share:
   Continuing Operations                    $     (.01)     $     (.02)
                                            =============   =============

   Net Income (Loss)                        $     (.01)     $     (.02)
                                            =============   =============

See accompanying notes to financial statements



                               CAPLAN CORPORATION

                            Statements of Cash Flows
                                  (Unaudited)

                                            Six Months      Six Months
                                               Ended           Ended
                                            December 31,   December 31,
                                                1999            1998
                                            -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                           $     (17,146)  $     (26,618)

Adjustments to reconcile net income(loss)
to net cash provided by (used in) operating
activities:
  Depletion, depreciation and amortization
   and valuation provisions                            40              40
Changes in operating assets and liabilities:
  Accounts receivable - trade and affiliate,
   decrease (increase)                                  0          29,563
  Accounts payable - trade and affiliate &
   accrued liabilities, increase (decrease)        14,657          (4,802)
   NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                           14,697          24,801


CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on note receivable                    1,062             982
  Cash paid for mineral leasehold interests             0          (1,821)
    NET CASH USED IN INVESTING ACTIVITIES           1,062            (839)


NET DECREASE OF CASH                               (1,387)         (2,656)


CASH, beginning of period                           7,423          12,300


CASH, end of period                         $       6,036   $       9,644
                                            =============   =============


See accompanying notes to financial statements

                               CAPLAN CORPORATION

                         Notes to Financial Statements
                               December 31, 1999
                                  (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

General

The financial statements, management's discussion and these notes to financial statements are condensed and should be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders and Form 10-K for the year ended June 30, 1999.

The financial information contained herein is unaudited but, in the opinion of the management of Caplan Corporation, includes all adjustments necessary to a fair presentation of the results of operations for the periods indicated. The results for the six month periods ended December 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

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

The company's headquarters in Brenham, Texas are presently located in office space which is shared with several entities owned or controlled by Dix R. Turnbow, an officer and controlling stockholder of the Company. Employees of these other entities have performed certain general and administrative services on behalf of the Company. General and administrative services charged to the Company for the periods ended December 31, 1999 and 1998 amounted to $5,000 and $10,000 respectively. At December 31, 1999 and 1998, accounts payable-affiliate totaled $16,937 and $10,037, respectively.

In March, 1994, the Company purchased a note receivable held by Dix R. Turnbow, which was originally issued to a third party to partially finance the sale of certain land. The Company purchased the note for the amount of outstanding principal at the time of acquisition. The note is payable in monthly installments or $243, including interest at 8%, maturing August 2003, and secured by an assignment of the deed of trust covering that certain parcel of land. Principal due the Company in the amount of $1,105 and $1,020 has been classified as current at December 31, 1999 and 1998, respectively. Interest received during the periods ended December 31, 1999 and 1998 amounted to $394 and $564, respectively, which is included with interest revenue in the statements of operations. The fair value of this instrument is estimated based on rates which the Company would offer to debtors of similar credit quality for similar financing arrangements. At December 31, 1999 and 1998, the carrying amount of this instrument approximates its fair value.

All restricted preferred and common shares issued by the Company are subject to the conditions of the Securities and Exchange Commission's Rule 144 under the Securities Exchange Act of 1933. Among other conditions, Rule 144 requires that the restricted securities must be beneficially owned and paid for by the stockholder for a period of at least two years before the restricted securities can be sold. At December 31, 1999, 1,500,000 preferred shares and 825,100 common shares are restricted. At December 31, 1998, 1,500,000 preferred shares and 825,100 common shares were restricted.

Each share of the Company's Series A preferred stock is convertible at the holder's option on any date before January 9, 2011 into one share of the Company's common stock in exchange for the share of preferred stock plus $0.625 per share or the adjusted conversion price. As of December, 31, 1999 and 1998, no preferred shares had been converted.

During the year ended June 30, 1997, the Company entered into a joint project with an affiliated entity owned by Dix R. Turnbow and another stockholder and President of the Company to acquire leasehold interests in acreage located in West Texas for future mineral extraction. As of December 31, 1999 and 1998, the Company has leasehold interests on approximately 3,825 net acres and 3,825 net acres, respectively, in West Texas and has capitalized costs, including lease bonus payments and related acquisition costs, aggregating to $63,862 and $63,862, respectively. The lease agreements contain primary lease terms ranging from four to twenty years, but will terminate if production has not commenced on or before the first anniversary date of the lease unless the Company provides delay rental payments to the landowners in amounts specified in the agreements. The lease agreements contain additional terms requiring minimum advance royalty and production royalty payments.


                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(b) During the quarter ended December 31, 1999, the Company did not file any report on Form 8-K.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAPLAN CORPORATION, Registrant



DATE:  January 6, 2000                   By      Ronnie Hinze
                                           Ronnie Hinze, President