Form 10-Q
period 2000-03-31
CAPLAN CORP
filed 2000-05-15
CIK 725395

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended March 31, 2000              Commission File No. 2-85602-D


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

       3,600,793 shares of common stock par value $.001 - March 31, 2000



                               TABLE OF CONTENTS



          Item Number and Caption                                Page No.

Part I FINANCIAL INFORMATION

     1.   Financial Statements

          Balance Sheets                                                3
          Statements of Operations                                      4
          Statements of Cash Flows                                      6
          Notes to Condensed Unaudited
            Financial Statements                                        7

     2.   Management's Discussion of Analysis of
          Financial Condition and Results of Operations                10


Part II OTHER INFORMATION

     1.   Exhibits and Reports on Form 8-K                             12

                               CAPLAN CORPORATION
                                 Balance Sheets
                                  (Unaudited)
                                               March 31,     June 30,
ASSETS                                           2000           1999
----------------------------------------    -------------   -------------
Current Assets:
  Cash                                      $      25,029   $       7,423
  Current portion of note receivable                    0           2,167
      Total current assets                         25,029           9,590

Property and Equipment - At Cost:
  Office equipment                                      0             403

  Less - Accumulated depletion, depreciation
    & amortization and valuation allowances             0            (322)
                                                        0              81

  Mineral leasehold interests                           0          63,862
      Total property and equipment                      0          63,943

Note receivable - net of current portion                0           8,122

Total Assets                                $      25,029   $      81,655
                                            =============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current Liabilities:
  Accounts payable - trade                  $           0   $           0
  Accounts payable - affiliate                          0          10,573
  Accounts payable - others                             0               0
  Accrued professional fees                             0          14,311
  Other accrued liabilities                             0           4,560
      Total current liabilities                         0          29,444

Stockholders' Equity:
  Series A preferred stock, $.001 par value,
   10,000,000 shares authorized; zero and
   1,500,000 shares issued & outstanding,
   respectively                                         0           1,500
  Common stock, $.001 par value, 100,000,000
   shares authorized, 3,600,793 and 1,300,793
   shares issued and outstanding, respectively      3,600           1,300
  Additional paid-in capital                    1,382,878       1,387,149
  Accumulated deficit                          (1,361,449)     (1,337,738)
                                            -------------   -------------
      Total stockholders' equity                   25,029          52,211

Total liabilities and stockholders' equity  $      25,029   $      81,655
                                            =============   =============
See accompanying notes to financial statements

                               CAPLAN CORPORATION

                            Statements of Operations
                                  (Unaudited)

                                            Three Months    Three Months
                                               Ended           Ended
                                              March 31,       March 31,
                                                2000            1999
                                            -------------   -------------
Interest Income                             $          62   $         253

Costs & Expenses:
  Professional fees                                 1,081               0
  General and administrative                        3,046           2,914
  General and administrative-affiliate              2,500               0
      Total costs and expenses                      6,627           2,914

Loss from continuing operations
  before federal income taxes                      (6,565)         (2,661)

Federal income tax provision                            0               0

Loss from continuing operations                    (6,565)         (2,661)

Discontinued Operations:
  Results of operations from discontinued
   segment, net of income taxes                         0               0
  Gain on disposal of discontinued segment
   to affiliate, net of income taxes                    0               0

Income from discontinued operations                     0               0

Net Income (Loss)                                  (6,565)         (2,661)
                                            =============   =============

Weighted average number of
common shares outstanding                       3,600,793       1,300,792
                                            =============   =============

Basic Diluted Net Income (Loss)
  Per Common Share:
   Continuing Operations                    $     (.01)     $     (.01)
                                            =============   =============

   Net Income (Loss)                        $     (.01)     $     (.01)
                                            =============   =============

See accompanying notes to financial statements


                               CAPLAN CORPORATION

                            Statements of Operations
                                  (Unaudited)

                                           Nine Months     Nine Months
                                               Ended           Ended
                                              March 31,       March 31,
                                                2000           1999
                                            -------------   -------------
Interest Income                             $         456   $         817

Costs & Expenses:
  Professional fees                                 8,685          14,311
  General and administrative                        7,982           6,649
  General and administrative-affiliate              7,500          10,000
      Total costs and expenses                     24,167          30,960

Loss from continuing operations
  before federal income taxes                     (23,711)        (30,143)

Federal income tax provision                            0               0

Loss from continuing operations                   (23,711)        (30,143)

Discontinued Operations:
  Results of operations from discontinued
   segment, net of income taxes                         0             864
  Gain on disposal of discontinued segment
   to affiliate, net of income taxes                    0               0

Income from discontinued operations                     0             864

Net Income (Loss)                                 (23,711)        (29,279)
                                            =============   =============

Weighted average number of
common shares outstanding                       3,600,793       1,300,792
                                            =============   =============

Basic Diluted Net Income (Loss)
  Per Common Share:
   Continuing Operations                    $     (.01)     $     (.02)
                                            =============   =============

   Net Income (Loss)                        $     (.01)     $     (.02)
                                            =============   =============

See accompanying notes to financial statements



                               CAPLAN CORPORATION

                            Statements of Cash Flows
                                  (Unaudited)

                                           Nine Months     Nine Months
                                               Ended           Ended
                                              March 31,      March 31,
                                                2000            1999
                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                           $     (23,711)  $     (29,279)

Adjustments to reconcile net income(loss)
to net cash provided by (used in) operating
activities:
  Depletion, depreciation and amortization
   and valuation provisions                            80              60
Changes in operating assets and liabilities:
  Accounts receivable - trade and affiliate,
   decrease (increase)                                  0          29,563
  Accounts payable - trade and affiliate &
   accrued liabilities, increase (decrease)       (29,444)         (4,984)
   NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                          (53,075)         (4,640)


CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on note receivable                    1,243           1,486
  Cash paid for mineral leasehold interests             0          (1,821)
    NET CASH USED IN INVESTING ACTIVITIES           1,243            (335)

OTHER ADJUSTMENTS -
FINANCIAL ACTIVITY                                      0               0
  Proceeds of private placement                    95,000               0
  Acquisition cost of position                    (21,027)              0
  Treasury stock acquisition                      (15,000)              0
  Preferred shares retired                          1,500               0
  Note receivable write off                         9,046               0
  Net asset value retired                             (81)              0
                                                   69,438               0

NET DECREASE OF CASH                               17,606          (4,975)

CASH, beginning of period                           7,423          12,300

CASH, end of period                         $      25,029   $       7,325
                                            =============   =============
See accompanying notes to financial statements
                               CAPLAN CORPORATION

                         Notes to Financial Statements
                                 March 31, 2000
                                  (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

General

The financial statements, management's discussion and these notes to financial statements are condensed and should be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders and Form 10-K for the year ended June 30, 1999.

The financial information contained herein is unaudited but, in the opinion of the management of Caplan Corporation, includes all adjustments necessary to a fair presentation of the results of operations for the periods indicated. The results for the nine month periods ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-Q and therefore do not include all information necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles.

Organization

Caplan Corporation (the Company) was incorporated under the laws of the State of Delaware on July 5, 1983 for the purpose of participating in oil and gas activities in the United States. As a result of a private placement of common stock in March, 2000 the number of issued and outstanding shares increased to 3,600,793 while the par value of each share remained $.001.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

During the year ended June 30, 1997, the Company entered into a joint project with an affiliated entity to acquire leasehold interests in acreage located in West Texas for future mineral extraction. Those leasehold interests are reflected as Assets on the Balance Sheet for June 30, 1999, as "Mineral Leasehold Interests" in the amount of $63,862, and as Liabilities under "Current Liabilities: Accounts Payable - Affiliate" in the amount of $10,573.

Effective March 31, 2000, the Company elected not to participate in the joint leasehold project. Accordingly, both the corresponding Asset column and the Liability column reflect the amount of $0 as of March 31, 2000. After giving effect to the foregoing, the Company's only remaining assets are in the form of cash. Correspondingly, the Company currently has no source of revenue other than interest on its limited assets. The properties disposed of did not generate revenue or earnings during any of the periods being reported and as a result no pro forma financial information is deemed to be material and therefore not presented.


                               CAPLAN CORPORATION

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations


Related Party Transactions

The Company has engaged in numerous related party transactions with officers, directors and stockholders which are described below.

The company's headquarters in Brenham, Texas are presently located in office space which is shared with several entities owned or controlled by Dix R. Turnbow, an officer and controlling stockholder of the Company. Employees of these other entities have performed certain general and administrative services on behalf of the Company. General and administrative services charged to the Company for the periods ended March 31, 2000 and 1999 amounted to $7,500 and $5,000 respectively. At March 31, 2000 and 1999, accounts payable-affiliate totaled zero and $16,937, respectively.

In March, 1994, the Company purchased a note receivable held by Dix R. Turnbow, which was originally issued to a third party to partially finance the sale of certain land. The Company purchased the note for the amount of outstanding principal at the time of acquisition. The note is payable in monthly installments or $243, including interest at 8%, maturing August 2003, and secured by an assignment of the deed of trust covering that certain parcel of land. Principal due the Company in the amount of zero and $1,105 has been classified as current at March 31, 2000 and 1999, respectively. Interest received during the periods ended March 31, 2000 and 1999 amounted to $456 and $394, respectively, which is included with interest revenue in the statements of operations. The fair value of this instrument is estimated based on rates which the Company would offer to debtors of similar credit quality for similar financing arrangements. At March 31, 1999, the carrying amount of this instrument approximates its fair value. As of March 31, 2000 the note receivable with a principal balance of $9,045 was assigned to Dix R. Turnbow in lieu of debt from the Company.

All restricted preferred and common shares issued by the Company are subject to the conditions of the Securities and Exchange Commission's Rule 144 under the Securities Exchange Act of 1933. Among other conditions, Rule 144 requires that the restricted securities must be beneficially owned and paid for by the stockholder for a period of at least two years before the restricted securities can be sold. At March 31, 1999, 1,500,000 preferred shares and 825,100 common shares were restricted. At March 31, 2000, 1,500,000 preferred shares and 3,060,398 common shares were restricted.

Each share of the Company's Series A preferred stock is convertible at the holder's option on any date before January 9, 2011 into one share of the Company's common stock in exchange for the share of preferred stock plus $0.625 per share or the adjusted conversion price. As of March 31, 2000 and 1999, no preferred shares had been converted. All preferred shares are held in the treasury as of March 31, 2000.

During the year ended June 30, 1997, the Company entered into a joint project with an affiliated entity owned by Dix R. Turnbow and another stockholder and President of the Company to acquire leasehold interests in acreage located in West Texas for future mineral extraction. As of March 31, 2000 and 1999, the Company has leasehold interests on approximately zero net acres and 3,825 net acres, respectively, in West Texas and has capitalized costs, including lease bonus payments and related acquisition costs, aggregating to zero and $63,862, respectively. The lease agreements contain primary lease terms ranging from four to twenty years, but will terminate if production has not commenced on or before the first anniversary date of the lease unless the Company provides delay rental payments to the landowners in amounts specified in the agreements. The lease agreements contain additional terms requiring minimum advance royalty and production royalty payments. As of March 31, 2000 the Company elected not to participate in the joint leasehold project and the financial statements reflect no mineral leasehold interests.

Current Status of Operations

With its March 31, 2000, election not to participate in the joint leasehold project, the Company no longer holds any mineral leasehold interests. Accordingly, as of March 31, 2000, the Company is conducting no business and the Company's only source of revenue is the interest income on its limited cash assets.



                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(b) During the quarter ended March 31, 2000, the Company did file a report on Form 8-K.

          Date of Report:    March 1, 2000
          Item Reported:     Item 1.  Changes in control of Registrant


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAPLAN CORPORATION, Registrant



DATE:  May 11, 2000                      By      Ronnie Hinze
                                           Ronnie Hinze, President