Form 10-K
period 2000-06-30
CAPLAN CORP
filed 2000-09-18
CIK 725395

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

FOR FISCAL YEAR ENDED JUNE 30, 2000           COMMISSION FILE NO. 2-85602-D
-----------------------------------           -----------------------------

                               CAPLAN CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                       87-0398403
-----------------------------------        ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
 incorporation or organization)

                  111 SOUTH SAINT CHARLES, BRENHAM, TEXAS 77833
                  ---------------------------------------------
             (Address of principal executive offices, including zip)

                                 (979) 836-4576
                                 --------------
               (Registrant's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:


                                              NAME OF EACH EXCHANGE ON WHICH
TITLE OF EACH CLASS                           EACH CLASS IS TO BE REGISTERED
     NONE                                                 NONE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter) period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of August 3, 2000, the aggregate market value of the common stock of Caplan Corporation held by non-affiliates, computed with reference to the average of the bid and asked prices quoted by the National Quotations Bureau Electronic Bulletin Board, was approximately $168,873. As of June 30, 2000, the Registrant had 3,600,793 shares of its common stock par value $0.001 outstanding.

===========================================================================

Note:  The Exhibit Index (Part IV, Item 14) appears on page 18.
       Page 1 of 35 consecutively numbered pages.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The proxy statement to be filed by the Registrant on or before October 28, 2000 regarding the 2000 annual meeting of shareholders is incorporated by reference in response to the items contained in Part III of Form 10-K.

                                TABLE OF CONTENTS

Item Number and Caption                                            Page No.
---------------------------------------------------------------------------
PART I
     1.     Business                                                   4

     2.     Properties                                                 9

     3.     Legal Proceedings                                         12

     4.     Submission of Matters to a Vote of Security Holders       13

PART II

     5.     Market for Registrant's Common Equity and Related
            Stockholder Matters                                       13

     6.     Selected Financial Data                                   14

     7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       15

     8.     Financial Statements and Supplementary Data               16

     9.     Disagreements on Accounting and Financial Disclosure      16

PART III (Responses incorporated by reference)

     10.    Directors and Executive Officers of the Registrant        17

     11.    Executive Compensation                                    17

     12.    Security Ownership of Certain Beneficial Owners
            and Management                                            17

     13.    Certain Relationships and Related Transactions            17

PART IV

     14.    Exhibits, Financial Statement Schedules
            and Reports on Form 8-K                                   18

                                     PART I

  ---------------------------------------------------------------------------
                                ITEM 1. BUSINESS
  ---------------------------------------------------------------------------

GENERAL DEVELOPMENT OF BUSINESS

     Caplan Corporation (the "Company") was incorporated under the laws of the State of Delaware on July 5, 1983, for the purpose of participating in oil and gas activities in the United States. In June, 1987, the stockholders approved a three-to-one reverse split of the issued and outstanding shares of the Company's common stock and warrants. As a result of the reverse stock split, the number of issued and outstanding shares decreased to 1,300,695 while the par value of each share remained $.001. In March, 2000 the Company issued 2,000,000 shares of restricted common stock in a private placement and 300,000 shares in conversion of advances from an affiliate. As a result 3,600,793 shares are issued and outstanding as of June 30, 2000.

     Presently, the Company is inactive as all investments and ongoing business activities have been disposed of through June 30, 2000. The Company is currently pursuing business opportunities. It is anticipated that any investment would require additional capital through a capital placement offering or other financing resources. There is no guarantee the Company would be able to raise the necessary resources to fund any investment.

CHANGES IN CONTROL OF COMPANY

     In March 2000, Caplan Corporation issued 2,000,000 shares of restricted common stock in a private placement at $0.04 per share, for an aggregate of $80,000, as follows: Clemens F. Walker IRA and family trusts, 1,700,000 shares; Keith A. Cannon, 100,000 shares; Jerry Spilsbury, 100,000 shares; and Vector Capital, LLC, 100,000 shares. In addition, the above four purchasers also purchased an aggregate of 400,000 shares, from Dix Turnbow (247,094 shares), Ronnie Hinze (129,914 shares), and Scott Turnbow (22,992 shares), officers, directors and stockholders of the Company. Further, Mr. Walker converted $15,000 in advances made to the Company in August 1999, into shares of common stock at $0.05 per share, or an aggregate of 300,000 shares. The purchasers used personal funds to purchase the securities in the above-referenced transactions. As a result of the foregoing transactions, set forth below is the name of each person who owns of record, or is known by the Company to own beneficially, 5% or more of the 3,600,793 shares of the issued and outstanding common stock of the Company as of June 30, 2000.

     Name                  Nature of Ownership           Number     Percent
-------------------  -------------------------------   ---------    -------
Clemons F. Walker    Record and beneficial                16,729      0.5%
                     Beneficial(held in IRA account)   2,102,500     58.4
                                                       ---------    -----
                                                       2,119,229     58.9
                                                       ---------    -----

Vector Capital, LLC  Record and beneficial               200,000      5.6

Jerry Spilsbury      Record and beneficial               200,000      5.6

Keith Cannon         Record and beneficial               268,708      7.5
                     Beneficial(held in IRA account)      46,900      l.3
                                                       ---------     ----
                                                         315,608      8.8
                                                       ---------     ----

     Total                                             2,834,837      78.9%
                                                       =========      ====

FINANCIAL INFORMATION BY INDUSTRY SEGMENT

     The principal business activities of the Company have in the past been centered in Texas, where it participated either directly or through partnerships or other drilling arrangements in the exploration, development and production of oil and gas. From inception through the year ended June 30, 1998 the Company participated in the drilling of 73 wells, acquired 35 wells, sold 63 wells and shut in or plugged 45 wells. During the year ended June 30, 1998, all of the Company's oil and gas interests were sold. As a result of these activities, at June 30, 1998 the Company held no interests in producing wells. (See "Item 2. PROPERTIES")

     The Company began to acquire a lease position in Texas for the exploration and possible mining, production and sale of bentonite, zeolite and other nonferrous minerals. As a result of these activities, at June 30, 1999 the Company held an interest in 3,825 acres of leased and permitted lands. In March, 2000 the Company discontinued operations in this business segment and held no interest in leased or permitted acreage at June 30, 2000. (See "Item 2. PROPERTIES")

     The Company operated within the United States in two industry segments the exploration, development and production of oil and gas reserves, and the mining of extractive minerals. See part II, Item 6 of this report for selected financial data of the Company. Operations in the extractive minerals segment consist only of delay rental payments made by the Company, which amounted to $3,702 and $3,128 for the years ended June 30, 2000 and 1999, respectively. Capitalized expenditures during the year ended June 30, 2000 and June 30, 1999 in the extractive minerals segment amounted to zero and $1,820 respectively. Identifiable assets for this segment at June 30, 2000 and June 30, 1999 are zero and $63,862 respectively. (See "Item 2. PROPERTIES")

PRINCIPAL PRODUCTS AND MARKETS

     Prior to June 30, 1998, the principal products which the Company produced were crude oil, condensate and natural gas. The principal markets for crude oil and condensate are independent and integrated oil companies. All sales of crude oil and condensate were made at or near the Company's wells under sales agreements at market rates in accordance with arrangements which are customary in the industry. The Company sold its natural gas production to pipeline companies and to industrial users under contract containing provisions customary in the industry.

     During the years ended June 30, 2000 and 1999 there were no sales of oil and gas as the result of operations conducted during the year. During the year ended June 30, 1998, three purchasers of oil and gas accounted for approximately 60%, 17%, and 16% of the Company's oil and gas sales. The Purchaser accounting for 60% of oil and gas sales for the year ended June 30, 1998 is Mid Gulf, Inc., an entity owned by Dix R. Turnbow, director and former controlling shareholder of the Company. Prices set for the oil and gas sold to Mid Gulf, Inc. are determined by third party entities and no profit is realized by Mid Gulf, Inc. on the transactions.

NARRATIVE DESCRIPTION OF BUSINESS

     In its oil and gas activities, the Company did not act as field operator but engaged third parties as the operators. Generally, the operator was the sponsor of the prospect or drilling program and, in some instances, it has been an affiliate of the Company. (See "Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".) The Company typically did not generate its own prospects but participated in prospects identified by others. As such, the Company usually has to bear a larger share of the costs of the drilling, lease acquisition or related activities than the percentage interest which it earned in the well as compensation to such other parties who sponsor the prospect.

     From time to time the Company incurred the initial costs of acquiring leases and took record title to such properties identified by others under arrangements that all or a portion of such costs as well as drilling and other expenditures would be recovered through the participation of industry parties or drilling programs sponsored by the Company.

REGULATION

DEREGULATION OF PRICES FOR CRUDE OIL. Since January 28, 1981 the price of crude oil has not been controlled so it may be sold at free market prices. The decontrol of crude oil prices may be modified by future Presidential action or may be reversed by Congress, which may adopt legislation imposing new controls.

NATURAL GAS REGULATION AND DECONTROL. The Natural Gas Policy Act of 1978 (the 'NGPA') imposed wellhead price controls on 28 categories of natural gas, including previously unregulated intrastate sales, while providing for the phased decontrol of certain gas categories in three stages over a nine year period. While certain "high cost natural gas" was deregulated on November 1, 1979 in the first phase, the second phase of decontrol which began on January 1, 1985 is seen as the major step in the direction of an eventually decontrolled natural gas market. This second phase allows for decontrol of certain new natural gas and some old intrastate natural gas categories. On July 1, 1987 the third phase decontrolled an additional category of new natural gas. Those natural gas categories not included in any of the decontrol phases are subject to maximum lawful prices as published by the Federal Energy Regulatory Commission.

     Although the NGPA allows for the decontrol of certain natural gas categories, the price in existence according to the producer's sales contract at the time of decontrol will remain in effect. As a result, the decontrol regulations do not supersede or nullify the prices that were previously negotiated in the gas sales contract.

     Another important provision under the NGPA allows for a temporary 18 month price recontrol period. The temporary price recontrol requires a Presidential executive order or a legislative concurrent resolution to reimpose price controls on certain gas categories. This provision cannot be enacted earlier than July 1, 1985 or later than June 30, 1987. The provision was not enacted during the specified period.

CRUDE OIL WINDFALL PROFIT TAX ACT OF 1980. The Crude Oil Windfall Profit Tax is essentially an excise or severance tax on production. The Company relied on the independent producer's exemption on some of its properties which allows special tax rates on tier one and tier two oil. Also, on most properties no windfall profit tax was being withheld due to a removal price that is lower than the adjusted base price and therefore, no windfall profit is subject to the tax.

ENVIRONMENTAL REGULATIONS. The Company was subject to various federal, state and local provisions regarding environmental matters, the existence of which had not materially hindered or adversely affected the Company's business. Although the Company does not believe its business operations presently impair environmental quality, compliance with federal, state and local regulations which have been enacted or may be adopted regulating the discharge of materials into the environment could have a material, adverse effect on the capital expenditures, earnings and competitive position of the Company. The Company has not made any material capital expenditures for environmental control and does not expect to make any such expenditures during the current and following fiscal years.

STATE REGULATION. The drilling and production operations of the Company were subject to regulation by state conservation commissions which have authority to issue permits prior to the commencement of drilling activities, establish allowable rates of production, control spacing of wells, protect against waste, and aid in the conservation of natural gas and oil. Typical of state regulatory requirements are regulations promulgated by government agencies which require, among other things, a permit to drill and to produce oil or gas, requirements for protecting fresh water horizons, and assurance that wells will be properly plugged and abandoned.

COMPETITION

     All aspects of the oil and gas industry are extremely competitive, and the Company competed in the search for, and acquisition of, oil and gas leases and the exploration for oil and gas, with firms, including major oil and gas companies, which possessed substantially greater financial, technical, and managerial resources than the Company. In addition, the sale of oil and gas programs is extremely competitive, and the Company was at a significant disadvantage in competing with companies which have more extensive operating histories than does the Company, which benefit from repeat investors, which have their own internal sales forces and/or which have long established relationships with brokerage firms.

    The production and marketing of oil and gas are affected by a number of factors which are beyond the control of the Company or any operator of properties in which the Company had an interest, the effect of which cannot be accurately predicted. These factors include actions by foreign oil producing nations, crude oil imports, the availability of adequate gas pipelines and other transportation facilities, availability and marketing of competitive fuels and other matters affecting the ability of the market, such as fluctuating supply and demand, the regulation of allowable production by governmental authorities and other regulations relating to the transportation and marketing of gas transported or sold in interstate commerce. All of the factors are variable and depend upon economic and political forces which cannot be predicted.

     The minerals extraction industry is somewhat closed competitively. The Company competed in the search for, and acquisition of mining leases and the production of specific minerals with other established mining companies which at this time possess greater financial, technical, and managerial resources than the Company. The marketing of specific minerals is competitive, and the Company was at a disadvantage in competing with companies which have more extensive financial resources and operating histories than does the Company.

EMPLOYEES

     At June 30, 2000, the Company had no full time employees. The Company's headquarters in Brenham, Texas, are located in office space which is shared with several entities owned or controlled by Dix R. Turnbow, director and a former controlling stockholder of the Company. Employees of these other entities perform certain general and administrative services for the Company. (See Notes to Financial Statements, Note E)

  ---------------------------------------------------------------------------
                               ITEM 2. PROPERTIES
  ---------------------------------------------------------------------------

     The Company's significant interests in oil and gas properties have been located in Texas. Summaries of the Company's oil and gas drilling activities, oil and gas production, undeveloped leasehold acreage and other information are set forth below. During the year ended June 30, 1998, all of the Company's interests in Texas acreage were sold.

     In the oil and gas industry as well as in this report, the word "gross" refers to the total acres or wells in which the Company has an interest, either directly or through an interest in an exploration program, and the word "net" as it applies to acres or wells, refers to the gross acres or wells multiplied by the percentage interest owned by the Company.

RESERVES

     For the year ended June 30, 1998 the Company did not engage the services of an independent petroleum consultant. Management of the Company used the estimates prepared by L. A. Martin and Associates as of June 30, 1989 and calculated the estimates as of June 30, 1998 after considering production and other adjustments of known changes occurring since June 30, 1989. Information of the Company's oil and gas reserves is presented in the accompanying Financial Statements. No estimates of oil and gas reserves have been filed with or included in reports to any other Federal authority or agency since the fiscal year ended June 30, 1998. (See Notes to Financial Statements, Note H.)

PRODUCTION

     The following table sets forth the Company's production of oil and natural gas, the average gross sales price of oil and gas sales, and the average production costs, including appropriate taxes, for the fiscal years ended June 30, 2000, 1999, and 1998:

                                      Year Ended June 30,
                         --------------------------------------------
                           2000              1999              1998
                         --------          --------          --------
Production
----------
Oil (bbls)                   -                 -                 1,415
Gas (mcf)                    -                 -                 6,542

Average Sales Price
-------------------
Oil (per bbl)                -                 -                $16.5l
Gas (per mcf)                -                 -                  2.26

Average Production Cost
-----------------------
(per equivalent unit
 of production) (1)          -                 -                $11.39

(1) Gas production is converted to barrel equivalents at the rate of six mcf per barrel representing the estimated relative energy content of natural gas and oil.

NET PRODUCTIVE, DRY EXPLORATORY AND DEVELOPMENT WELLS

     The following table sets forth the number of net productive and dry exploratory and development wells drilled on properties in which the Company had an interest during the fiscal years ended June 30, 1997 and 1998:


                  Net                              Net
               Productive        Net Dry        Producing       Net Dry
               Exploratory     Exploratory     Development    Development
                  Wells           Wells           Wells           Wells
               -----------     -----------     -----------    -----------
Cumulative
Through
June 30, 1997:
  Drilled            -               -                -               -
  Shut In or
    Plugged          -               -                -               -
  Sold             (.153)            -                -               -

Year Ended
June 30, 1998:
  Drilled            -               -                -               -
  Shut In or
    Plugged          -               -                -               -
  Sold             (.417)          (.83)            (2.74)           (.50)

Year Ended
June 30, 1999:
  Drilled            -               -                -               -
  Shut In or
    Plugged          -               -                -               -
  Sold               -               -                -               -
                   -----           -----            -----           -----
Cumulative           -               -                -               -
                   =====           =====            =====           =====


SIGNIFICANT PROPERTIES - OIL AND GAS

     During the year ended June 30, 1998, all of the Company's interests in Texas acreage were sold.

TEXAS MINERAL PROJECT. The Company began to acquire a lease position in Texas for the exploration and possible mining, production and sale of bentonite, zeolite and other nonferrous minerals. As a result of these activities, at June 30, 2000 and June 30, 1999 the Company held an interest in zero and 3,825 acres of leased and permitted lands, respectively. During the year ended June 30, 2000, all of the Company's interest in the mineral lease interest was sold.

DISPOSITION OF ASSETS

     On March 6, 2000, the Company agreed to sell assets consisting of a note receivable, nominal office furniture and equipment, and its mineral leasehold interests that, after depreciation, depletion and amortization, had a net book value of approximately $83,000. The directors of the Company determined to dispose of such properties because of the significant investment that would be required by the Company to be able to generate material business activities with these properties that, with the Company's current principal stockholders, would be well in excess of the amounts of cash currently available to it. Accordingly, these assets were sold to Topo Minerals, LLC, which is owned by Dix Turnbow, Ronnie Hinze, and Scott E. Turnbow, directors and/or executive officers of the Company, in consideration of $100 in cash, the release by the owners of Topo Minerals, LLC, of any claim or liability against the Company whatsoever, and the assumption by Topo Minerals, LLC of all obligations relating to the property arising from and after the date of such conveyance.

     The amount of the consideration received by the Company was determined by the directors, acting both on behalf of the Company and in their own behalf as owners of Topo Minerals, LLC. However, the transaction has been ratified by stockholders owning an aggregate of 3,060,398 shares, or approximately 85% of the Company's 3,600,793 shares of outstanding common stock.

PRESENT ACTIVITIES

     As of August 23, 2000, the Company is not involved in any activity requiring disclosure.

DELIVERY COMMITMENTS

     The Company is not obligated to provide any fixed or determinable amount of oil or gas in the future under existing contract or agreements.

OFFICES

   The Company's headquarters, at 111 South Saint Charles, Brenham, Texas, is presently located in office space which is shared with several entities owned or controlled by Dix R. Turnbow. Employees of these other entities perform certain general and administrative services on behalf of the Company.

---------------------------------------------------------------------------
                           ITEMS 3. LEGAL PROCEEDINGS
---------------------------------------------------------------------------

     The Company is involved in a pending legal proceeding regarding a fifty acre tract of land. The Company acquired the land and subsequently conveyed the property to Dix R. Turnbow, an affiliate of the Company. The conveyance was made prior to the filing of this lawsuit. The Company's exposure is minimal, if any, based on the facts of the case and law. The former management of the Company have agreed to personally pay any judgment against the Company in excess of $5,000 related to this matter.

---------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------------

     No matters were submitted to a vote of the security holders, through the solicitation of proxies or otherwise, through the fourth quarter of the fiscal year of the Company covered by this report.

                                   PART II.

---------------------------------------------------------------------------
                ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS
---------------------------------------------------------------------------

COMMON STOCK

     The following table sets forth, for the respective periods indicated, the prices of the Company's common stock in the over-the-counter market, based upon inter-dealer bid prices, without markup, markdown, commissions, or adjustments, which do not represent actual transactions, as reported and summarized in the national Quotation Bureau's electronic bulletin board.


     Quarter Ended                        High Bid               Low Bid
     -------------                        --------               -------

     September 30, 1998                   $ .375                 $ .125
     December 31, 1998                      .375                   .125
     March 31, 1999                         .4375                  .0625
     June 30, 1999                          .4375                  .0625

     September 30, 1999                     .50                    .0625
     December 31, 1999                      .50                    .0625
     March 31, 2000                         .50                    .125
     June 30, 2000                          .50                    .25


     The Company's stock is traded in the electronic bulletin board as listed on the National Quotation Bureau's under the symbol CLCE.

     At June 30, 2000, there were 362 holders of record of the Company's common stock.

     Since its inception, the Company has not paid any dividends on its common stock. Although there are no restrictions on the declaration of the Company or any other agreement with its shareholders, the laws of the state of Delaware require that dividends may be declared and paid only out of unreserved and unrestricted surplus of the Company and earnings for the current and/or preceding fiscal year. Inasmuch as the Company at this time reports an accumulated deficit, it does not anticipate paying dividends on its common stock in the forseeable future.

PREFERRED STOCK, SERIES A

     The Company's preferred stock, series A have not been registered under the Securities Act of 1933, as amended and are "Restricted Securities" within the meaning of Rule 144 promulgated under the Act. As such there is no established public trading market for the preferred stock.

     At June 30, 1999, there were 2 holders of record of the Company's outstanding preferred stock, series A. During the year ended June 30, 2000, the preferred stock was redeemed and cancelled for $15,000.

     The preferred stock, series A was non-cumulative and had no dividend rights. Each share of preferred stock was convertible at any date before January 9, 2011 into one share of common stock in exchange for the share of preferred stock plus $0.625 per share, or conversion price as adjusted.

---------------------------------------------------------------------------
                         ITEM 6. SELECTED FINANCIAL DATA
---------------------------------------------------------------------------

     The following selected financial data is not covered by the opinions of the independent public accountants and should be read in conjunction with the financial statements and related notes included elsewhere herein.


                                         Year Ended June 30,
                      ----------------------------------------------------
                         1996      1997       1998       1999       2000
                      ---------  --------   --------   --------   --------

Operating revenues    $   3,502  $  2,005   $  1,465   $  1,065   $    456

Oil and Gas Sales*       58,771    65,231     38,161        916          0

Loss from continuing
 operations             (49,927)  (24,693)   (31,151)   (31,299)   (28,150)

Loss per share from
 continuing operations     (.04)     (.02)      (.02)      (.02)      (.01)

Total assets             84,740    94,262    116,356     81,655     20,590

Long-term debt, net of
 current portion            -0-       -0-        -0-        -0-        -0-

Stockholders' equity     70,072    80,014     82,646     52,211     20,590


    *Component of discontinued operations effective June 30, 1998. All periods shown have been restated to exclude oil and gas sales from operating revenues.

     Effective June 30, 1998, the Company sold its oil and gas properties to a company wholly-owned by Dix R. Turnbow, an officer and former controlling stockholder of the Company. The oil and gas properties sold had net book value of $2,329. The oil and gas properties were sold for $27,500. A recognized gain in the amount of $25,171 was realized by the Company from the sale for the year ended June 30, 1998. An affiliate receivable of $27,500 is reflected at June 30, 1998. The Company discontinued operations in the mineral extraction segment of business conducted since 1997. Additional information describing the disposition may be found in the Independents Auditors' Report - NOTE D - DISCONTINUED SEGMENTS, which is included in this report. As a result of this disposition, the data reflected in the above table will not be indicative of the Company's future financial condition or results of operations.

---------------------------------------------------------------------------
                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION
---------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity position was greater at June 30, 2000 as compared with June 30, 1999 as shown by a $40,444 increase in working capital. This increase in liquidity is due to several factors. All activity resulted in a net increase of $13,167 in cash on hand from June 30, 1999 to June 30, 2000.

     The Company's future liquid resources and requirements are expected to be minimal. Management will possibly fund the Company to meet the short term cash flow needs of the Company. Continued operations in the long term will require private funding through stock placement or financing obtained in the private or public sector. The Company continues to explore for new business investment opportunities.

     The Company has no long-term debt or material commitments for capital expenditures as of June 30, 2000.

RESULTS OF OPERATIONS

     The following reflects historical data for the Company's former operations, including its discontinued oil and gas segment.

OIL AND GAS SALES REVENUES. There was no revenue from oil and gas sales during the years ending June 30, 2000 and 1999 as the result of normal business operations. Revenue from oil and gas sales were $38,161 for the year ended June 30, 1998.

INTEREST AND OTHER INCOME. Interest and other income decreased by 57% during the current year ended June 30, 2000 as compared with the same period in the prior year. This decrease is the result of decreased interest received from collections of the note receivable acquired during the year ended June 30, 1994 and the cash on hand which was available to earn interest on a daily basis as well as the disposition of the note receivable owned by the Company.

     Interest and other income decreased by 27% during the year ended June 30, 1999 as compared with the same period in the prior year. This is a direct result of a reduction of interest earned on the note receivable acquired during the year ended June 30, 1994 and the amount of cash on hand which was available to earn interest on a daily basis.

GENERAL AND ADMINISTRATIVE EXPENSE AND PROFESSIONAL FEES. General and administrative expense and professional fees for the years ended June 30, 2000 and 1999 remained the same in relation to the same period in the prior year. Minor fluctuations of specific general and administrative expense items were experienced in the current year as compared to the prior year.

FUTURE OPERATIONS

     Over the past several years, the Company began a phase-out of its oil and gas operations and investments. Effective June 30, 1998, the Company sold its oil and gas properties to a company wholly-owned by Dix R. Turnbow, an officer and former controlling stockholder of the Company. Additional information describing the disposition may be found at ITEM 6. SELECTED FINANCIAL DATA, of this report. The Company's future financial condition and results of operations has been materially affected as a result of the disposition of oil and gas properties in the year ended June 30, 1998. The Company will not realize income from the sale of oil and gas or experience related exploration, development and operating costs and expenses associated with the oil and gas producing properties in the future. The Company is searching for other business opportunities to pursue in areas outside of oil and gas producing activities. The Company had acquired a lease position in Texas for the exploration and possible mining, production and sale of bentonite, zeolite and other nonferrous minerals. As a result of these activities, at June 30, 1999 the Company held an interest in 3,825 acres of leased and permitted lands, respectively. The Company discontinued operations of this business segment on March 6, 2000. (See "Item 2")

---------------------------------------------------------------------------
                        ITEM 8. FINANCIAL STATEMENTS AND
                               SUPPLEMENTARY DATA
---------------------------------------------------------------------------

     See Part IV, Item 14., for an index to financial statements and financial statement schedules.

---------------------------------------------------------------------------
                     ITEM 9. DISAGREEMENTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE
---------------------------------------------------------------------------

     Since inception in July 1983 the Company has not had any disagreements on accounting and financial disclosure requiring to be reported.

                                    PART III

     The information required by Part III is hereby incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) promulgated under the Securities Exchange Act of 1934 to be filed with the Commission not later than 120 days after the end of the fiscal year covered by this report, or October 28, 2000.

                                     PART IV

---------------------------------------------------------------------------
               ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES
                             AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

Exhibit
  No.     Reference No.           Title of Document             Location
-------   -------------   ------------------------------    ---------------

   A           (3)        Articles of Incorporation*        Caplan S-18
                                                            registration
                                                            statement,
                                                            SEC No.
                                                            2-85602-D
                                                            Exhibit 3.01

   B           (3)        Bylaws*                           Caplan S-18
                                                            registration
                                                            statement,
                                                            SEC No.
                                                            2-85602-D
                                                            Exhibit 3.02

   C           (4)        Shareholder Common Stock          Caplan S-18
                          Purchase Warrant*                 registration
                                                            statement,
                                                            SEC No.
                                                            2-85602-D
                                                            Exhibit 10.01

   D           (1)        Underwriter's Common Stock        Caplan S-18
                          Purchase Warrant*                 registration
                                                            statement,
                                                            SEC No.
                                                            2-85602-D
                                                            Exhibit 1.03

   E           (4)        Instrument Defining the           Caplan 10-Q
                          Rights of the Holders of          Quarter Ended
                          Preferred stock, Series A         12-31-85,
                                                            SEC No.
                                                            2-85602-D
                                                            Exhibit A

   F                      Assignment and Assumption         Caplan 8-K
                          Agreement                         03-01-00
                                                            SEC No.
                                                            2-85602-D
                                                            Item 2


----------------------------
*Indicates documents incorporated by reference pursuant to Rule 23b-32.

FINANCIAL STATEMENTS

   (a)  Report of Independent Auditors;

   (b)  Balance Sheets;

   (c)  Statements of Operations;

   (d)  Statements of Stockholders' Equity:

   (e)  Statements of Cash Flows; and

   (f)  Notes to Financial Statements.

FINANCIAL STATEMENT SCHEDULES:

     All schedules either are not applicable or the information required thereby is included in the financial statements or notes thereto.

REPORTS ON FORM 8-K

     During the fiscal year ended June 30, 2000, the Company did file a report on Form 8-K dated March 1, 2000 and filed March 15, 2000.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Caplan Corporation
Brenham, Texas

We have audited the accompanying balance sheets of Caplan Corporation (a Delaware corporation) as of June 30, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caplan Corporation as of June 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note A to the financial statements, the Company discontinued its operations in the industry segment that had been its primary source of revenues - the exploration, development and production of oil and gas reserves. The Company's remaining industry segment was disposed of during the year ended June 30, 2000. Also, during the year ended June 30, 2000, a significant change in ownership and management of the Company occurred. The new management is actively exploring business opportunities for investment.

Houston, Texas
August 23, 2000

CAPLAN CORPORATION
BALANCE SHEETS

                                                                                            JUNE 30,
                                                                             ---------------------------------------
                                                                                  2000                  1999
                                                                             -----------------     -----------------
ASSETS

CURRENT ASSETS

   Cash                                                                        $        20,590      $          7,423
   Current portion of note receivable                                                     -                    2,167
                                                                             -----------------     -----------------
       TOTAL CURRENT ASSETS                                                             20,590                 9,590

PROPERTY AND EQUIPMENT - AT COST

   Office equipment                                                                       -                      403
   Less:  accumulated depreciation                                                        -                     (322)
                                                                             -----------------     -----------------
                                                                                          -                       81
   Mineral leasehold interests                                                            -                   63,862
                                                                             -----------------     -----------------
       TOTAL PROPERTY AND EQUIPMENT                                                       -                   63,943

NOTE RECEIVABLE, net of current portion                                                   -                    8,122
                                                                             -----------------     -----------------

TOTAL ASSETS                                                                   $        20,590      $         81,655
                                                                             =================     =================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable - affiliates                                               $          -         $         10,573
   Accrued professional fees                                                              -                   14,311
   Other accrued liabilities                                                              -                    4,560
                                                                             -----------------     -----------------
       TOTAL CURRENT LIABILITIES                                                          -                   29,444

COMMITMENTS AND CONTINGENCIES                                                             -                     -

STOCKHOLDERS' EQUITY

   Series A preferred stock, $.001 par value, 10,000,000 shares authorized,
    1,500,000 shares issued and outstanding                                               -                    1,500

   Common stock, $.001 par value, 100,000,000 shares authorized, 3,600,793 and
    1,300,793 shares issued and outstanding at June 30,
    2000 and 1999, respectively                                                          3,600                 1,300
   Additional paid-in capital                                                        1,479,849             1,387,149
   Accumulated deficit                                                              (1,462,859)           (1,337,738)
                                                                             -----------------     -----------------
       TOTAL STOCKHOLDERS' EQUITY                                                       20,590                52,211
                                                                             -----------------     -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $        20,590     $          81,655
                                                                             =================     =================

                     See notes to financial statements.

CAPLAN CORPORATION
STATEMENTS OF OPERATIONS

                                                                            YEAR ENDED JUNE 30,
                                                        -----------------------------------------------------------
                                                               2000                 1999                1998
                                                        ------------------  ------------------   ------------------
INTEREST INCOME                                             $           456     $         1,065     $          1,465

COSTS AND EXPENSES

   Professional fees                                                 11,441              14,311               14,902
   General and administrative                                         9,665               8,053                7,714
   General and administrative - affiliate                             7,500              10,000               10,000
                                                            ---------------    ----------------    -----------------
       TOTAL COSTS AND EXPENSES                                      28,606              32,364               32,616
                                                            ---------------    ----------------    -----------------

LOSS FROM CONTINUING OPERATIONS BEFORE FEDERAL
   INCOME TAXES                                                     (28,150)            (31,299)             (31,151)

FEDERAL INCOME TAX PROVISION                                           -                   -                    -
                                                            ---------------    ----------------    -----------------

LOSS FROM CONTINUING OPERATIONS                                     (28,150)            (31,299)             (31,151)

DISCONTINUED OPERATIONS
   Results of operations from discontinued segment,
    net of income taxes of $0                                          -                    864                8,612
   Gain (loss) on disposal of discontinued segment
    to affiliate, net of income taxes of $0

                                                                    (83,471)               -                  25,171
                                                            ---------------    ----------------    -----------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS
                                                                    (83,471)                864               33,783
                                                            ---------------    ----------------    -----------------

NET INCOME (LOSS)                                           $      (111,621)    $       (30,435)     $         2,632
                                                            ===============    ================    =================


BASIC AND DILUTED NET INCOME (LOSS) PER COMMON
   SHARE:
     CONTINUING OPERATIONS                                  $          (.01)    $          (.02)     $          (.02)
                                                            ===============    ================    =================

     NET INCOME (LOSS)                                      $          (.05)    $          (.02)     $          .002
                                                            ===============    ================    =================

                       See notes to financial statements.

CAPLAN CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY




                                  PREFERRED STOCK              COMMON STOCK          ADDITIONAL
                            --------------------------  --------------------------    PAID-IN     ACCUMULATED
                              SHARES          AMOUNT      SHARES          AMOUNT      CAPITAL       DEFICIT       TOTAL
                            -----------    -----------  -----------    -----------  ------------  ------------  ---------
Balance, July 1, 1997         1,500,000    $     1,500    1,300,789    $     1,300  $  1,387,149  $ (1,309,935) $  80,014

Shares issued for rounding           -              -             3             -             -             -          -

Net income                           -              -            -              -             -          2,632      2,632
                            -----------    -----------  -----------    -----------  ------------  ------------  ---------
Balance, June 30, 1998        1,500,000          1,500    1,300,792          1,300     1,387,149    (1,307,303)    82,646

Shares issued for rounding           -              -             1             -             -             -          -

Net loss                             -              -            -                            -        (30,435)   (30,435)
                            -----------    -----------  -----------    -----------  ------------  ------------  ---------

Balance, June 30, 1999        1,500,000          1,500    1,300,793          1,300     1,387,149    (1,337,738)    52,211

Common stock issued                  -              -     2,300,000          2,300        92,700            -      95,000

Preferred stock retired      (1,500,000)        (1,500)          -              -             -        (13,500)   (15,000)

Net loss                             -              -            -              -             -       (111,621)  (111,621)
                            -----------    -----------  -----------    -----------  ------------  ------------  ---------

Balance, June 30, 2000               -     $        -     3,600,793    $     3,600  $  1,479,849  $ (1,462,859) $  20,590
                            ===========    ===========  ===========    ===========  ============  ============  =========




                       See notes to financial statements.

CAPLAN CORPORATION
STATEMENTS OF CASH FLOWS


                                                                    YEAR ENDED JUNE 30,
                                                       ------------------------------------------
                                                            2000          1999           1998
                                                       ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                      $   (111,621)  $    (30,435)  $      2,632

Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating
   activities:
     Depletion, depreciation and amortization
      and valuation provisions                                   80             80          1,004
     Expense recorded and liability assumed by an
      affiliate                                               7,500             -              -
     Accounts payable assumed by an affiliate                 1,938             -              -
     (Gain) loss on disposal of discontinued
      segment                                                83,471             -         (25,171)
Changes in operating assets and liabilities:
     Accounts receivable - trade and affiliate                   -          29,563          2,553
     Accounts payable - trade and affiliate and
      accrued liabilities                                   (49,444)        (4,266)        19,462
                                                       ------------   ------------   ------------
      NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                          (68,076)        (5,058)           480

CASH FLOWS FROM INVESTING ACTIVITIES
     Collections on note receivable                           1,243          2,001          1,847
     Cash paid for mineral leasehold interests                   -          (1,820)       (11,924)
                                                       ------------   ------------   ------------
       NET CASH PROVIDED BY (USED IN) INVESTING
        ACTIVITIES                                            1,243            181        (10,077)

CASH FLOW FROM FINANCING ACTIVITIES
   Common stock issued                                       95,000             -              -
   Preferred stock retired                                  (15,000)            -              -
                                                       ------------   ------------   ------------
       NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                 80,000             -              -
                                                       ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                              13,167         (4,877)        (9,597)

CASH, beginning of year                                       7,423         12,300         21,897
                                                       ------------   ------------   ------------

CASH, end of year                                      $     20,590   $      7,423   $     12,300
                                                       ============   ============   ============

NONCASH TRANSACTIONS
   Receivable for proceeds from sale of oil and
    gas properties to affiliate                        $         -    $         -    $     27,500
                                                       ============   ============   ============


                       See notes to financial statements.

CAPLAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

Caplan Corporation (the Company) was incorporated under the laws of the State of Delaware on July 5, 1983, for the purpose of participating in oil and gas activities in the United States.

Over the past several years, the Company has continued to phase-out its oil and gas operations and related investments. As further discussed in Note D, the Company discontinued operations in this area during the year ended June 30, 1998. The exploration, development and production of oil and gas reserves had been the Company's primary source of revenues. During 1997, the Company initiated its investment in a second industry segment - mining of extractive minerals. The Company obtained leasehold interests on acreage in West Texas for future extraction of mineral substances, including bentonite, zeolite and other associated minerals. As further discussed in Note D, the Company discontinued operations in this business segment during the year ended June 30, 2000. The mineral extraction segment did not generate income during its existence. Additionally, in March 2000, the Company issued restricted common stock in a private placement (see Note C). The purchasers of the private placement shares also purchased additional shares from the existing officers, directors, and stockholders of the Company. Management's immediate plans for the Company are to investigate business opportunities in activities other than oil and gas and mineral extraction.

Presently, the Company is inactive as all investments and ongoing business activities have been disposed of through June 30, 2000. The Company is currently pursuing business opportunities. It is anticipated that any investment would require additional capital through a capital placement offering or other financing resources. There is no guarantee the Company would be able to raise the necessary resources to fund any investment.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OIL AND GAS PROPERTIES: The Company followed the "successful-efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs to drill and equip exploratory wells are capitalized when incurred, pending determination of whether the well has resulted in the discovery of proved reserves. The costs of drilling and equipping any exploratory wells which do not find proved reserves, net of any salvage value, are charged to expense. The costs of development wells are capitalized, whether the well is productive or nonproductive. The acquisition costs of unproved properties are assessed at least annually for impairment of value, and if such impairment is indicated, a loss is recognized by providing a valuation allowance. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties (including delay rentals) are expensed as incurred.

Depletion and depreciation are computed separately on each individual property. Proved leasehold costs are depleted on the unit-of-production method over the estimated total proved reserves of the individual properties. Completed well costs are depreciated on the unit-of-production method over the estimated proved developed reserves of the individual properties.

Capitalized costs of proved oil and gas properties are limited to an amount calculated as the sum of deferred taxes (if any) related to the proved oil and gas properties and the aggregate undiscounted future cash flows from production of proved oil and gas reserves which includes the effects of future income taxes arising from production of the proved reserves.

The Company applies Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" to its long-term assets. This SFAS requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future cash flows (undiscounted) of the asset. Since adoption, no impairment losses have been recognized.

CAPLAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Maintenance and repairs are charged to expense when incurred, and renewals and betterments are capitalized. When a property is retired, sold or otherwise disposed of, the related costs and accumulated depletion and depreciation are removed from the accounts, and any gain or loss realized on the disposition is recognized.

OFFICE EQUIPMENT: Office equipment is carried at cost. Depreciation is computed using the straight-line method based on the asset's estimated useful life of five years.

MINERAL LEASEHOLD INTERESTS: Mineral leasehold interests are carried at acquisition cost. The acquisition costs of these unproven interests are assessed at least annually for impairment of value, and if such impairment is indicated, a loss is recognized by providing a valuation allowance. No impairment losses have been recognized by the Company. Delay rental payments are charged to operations when payment is made to the landowner. See also Note D.

FEDERAL INCOME TAXES: The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are provided on deferred tax assets when it is more likely than not that such assets will not be realized.

NET INCOME (LOSS) PER COMMON SHARE: The basic earnings per share amounts have been computed based on the weighted average number of common shares outstanding at the end of each month in the period and are presented in the statements of operations. Inclusion of the Company's convertible preferred stock in the computation of diluted earnings per share would have been antidilutive for the periods presented; therefore, these potential common shares have been excluded from the computation of diluted earnings per share. As a result, the diluted earnings per share computation is equivalent to the basic earnings per share computation. The computation of diluted earnings per share for the results of operations from the discontinued segment also excludes the Company's convertible preferred stock.

SEGMENT INFORMATION: During 2000, 1999 and 1998, the Company operated within the United States in two industry segments - the exploration, development and production of oil and gas reserves, and the mining of extractive minerals. As further discussed in Note D, the Company discontinued its operations in the oil and gas segment during the year ended June 30, 1998. Also, as further discussed in Note D, the Company discontinued its operation in the mining of extractive minerals segment during the year ended June 30, 2000. Segment data on the Company's oil and gas reserves prior to June 30, 1998 is presented in Note H. Operations in the extractive minerals segment consist only of delay rental payments made by the Company, which amounted to $3,702, $3,128 and $2,516 for the years ended June 30, 2000, 1999 and 1998, respectively. Capitalized expenditures during the years ended June 30, 2000, 1999 and 1998 in the extractive minerals segment amounted to $0, $1,820 and $11,924, respectively. Identifiable assets for this segment at June 30, 2000, 1999 and 1998 are $0, $63,862 and $62,042, respectively.

CONCENTRATION OF CREDIT RISK: Certain financial instruments, primarily trade receivables from companies operating in the petroleum industry, subject the Company to concentrations of credit risk. Specifically, the Company had three customers who individually accounted for 60%, 17%, and 16% of oil and gas sales during the year ended June 30, 1998. The customer accounting for 60% of oil and gas sales for the year ended June 30, 1998, is wholly-owned by Dix R. Turnbow, an officer and stockholder of the Company.

CAPLAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Prior to disposal of the related assets, such estimates included, among other things, determining oil and gas reserve estimates recoverable in the future, as further discussed in Note H.

NOTE C - CHANGES IN CONTROL OF THE COMPANY

In March 2000, the Company issued 2,000,000 shares of restricted common stock in a private placement at $0.04 per share, for an aggregate of $80,000, as follows: Clemens F. Walker IRA and family trusts, 1,700,000 shares; Keith A. Cannon, 100,000 shares; Jerry Spilsbury, 100,000 shares; and Vector Capital, LLC, 100,000 shares. In addition, the above four purchasers also purchased an aggregate of 400,000 shares, from Dix Turnbow (247,094 shares), Ronnie Hinze (129,914 shares), and Scott Turnbow (22,902 shares), officers, directors and stockholders of the Company. Further, Mr. Walker converted $15,000 in advances made to the Company in August 1999, into shares of common stock at $0.05 per share, or an aggregate of 300,000 shares. The purchasers used personal funds to purchase the securities in the above-referenced transactions.

NOTE D - DISCONTINUED SEGMENTS

On March 6, 2000, the Company agreed to sell the majority of its assets consisting of a note receivable, nominal office furniture and equipment and mineral leasehold interests that, after depreciation, depletion and amortization, had a net book value of approximately $83,000. The directors of the Company determined to dispose of such properties because of the significant investment required by the Company to be able to generate material business activities with these properties that, with the Company's current principal stockholders, would likely be well in excess of the amounts of cash currently available to it. These assets were sold to Topo Minerals, LLC, which is owned by Dix Turnbow, Ronnie Hinze, and Scott E. Turnbow, directors and/or executive officers of the Company, in consideration of $100 in cash, the release by the owners of Topo Minerals, LLC, of any claim or liability against the Company whatsoever, and the assumption by Topo Minerals, LLC of all obligations relating to the property arising from and after the date of such conveyance.

Effective June 30, 1998, the Company sold its remaining interests in oil and gas properties with a net book basis of $2,329 for $27,500, resulting in an affiliate receivable in the amount of $27,500 at June 30, 1998 and a recognized gain in the amount of $25,171 for the year ended June 30, 1998. The properties were sold to a company wholly-owned by Dix R. Turnbow, an officer and former controlling stockholder of the Company. Accordingly, the operating results of the discontinued segment have been segregated from continuing operations and reported as a separate line on the statements of operations.

CAPLAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE D - DISCONTINUED SEGMENTS (Continued)

Operating results for the discontinued oil and gas segment were as follows:

                                                                            Year Ended June 30,
                                                        -----------------------------------------------------------
                                                               2000                 1999                1998
                                                        ------------------  ------------------   ------------------
REVENUES
   Oil and gas sales                                    $          -        $            25      $        15,189
   Oil and gas sales - affiliate                                   -                    891               22,972
   Gain on sale of oil and gas properties                          -                   -                    -
                                                        ----------------    ----------------    ------------------
       TOTAL REVENUES                                              -                    916               38,161
COSTS AND EXPENSES
   Production expenses                                             -                      1                9,534
   Production expenses - affiliate                                 -                     51               19,011
   Depletion, depreciation and amortization and
    valuation provisions                                           -                   -                   1,004
                                                        ----------------    ----------------    ------------------
       TOTAL COSTS AND EXPENSES                                    -                     52               29,549
                                                        ----------------    ----------------    ------------------
RESULTS OF OPERATIONS FROM DISCONTINUED SEGMENT
   BEFORE FEDERAL INCOME TAXES
                                                                   -                    864                8,612
FEDERAL INCOME TAX PROVISION                                       -                   -                    -
                                                        ----------------    ----------------    ------------------
RESULTS OF OPERATIONS FROM DISCONTINUED SEGMENT
                                                        $          -        $           864      $         8,612
                                                        ================    ================    ==================
BASIC AND DILUTED RESULTS OF OPERATIONS PER COMMON
   SHARE                                                $          -        $          .001      $          .006
                                                        ================    ================    ==================

NOTE E - RELATED PARTY TRANSACTIONS

The Company has engaged in numerous related party transactions with officers, directors and stockholders which are described below.

See Note D for sale of assets to affiliates.

The Company's headquarters in Brenham, Texas are presently located in office space which is shared with several entities owned or controlled by Dix R. Turnbow, an officer and controlling stockholder of the Company. Employees of these other entities have performed certain general and administrative services on behalf of the Company. General and administrative services charged to the Company for the years ended June 30, 2000, 1999 and 1998, amounted to $7,500, $10,000 and $10,000, respectively. At June 30, 2000 and 1999, accounts payable-affiliates totaled $0 and $10,573, respectively.

CAPLAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE E - RELATED PARTY TRANSACTIONS (Continued)

In March, 1994, the Company purchased a note receivable held by Dix R. Turnbow, which was originally issued to a third party to partially finance the sale of certain land. The Company purchased the note for the amount of outstanding principal at the time of acquisition. The note is payable in monthly installments of $243, including interest at 8%, maturing August 2003, and secured by an assignment of the deed of trust covering that certain parcel of land. Principal due the Company in the amount of $2,167 has been classified as current at June 30, 1999. Interest received during the years ended June 30, 2000, 1999 and 1998 amounted to $456, $911 and $1,064, respectively, which is included with interest revenue in the statements of operations. The fair value of this instrument is estimated based on rates which the Company would offer to debtors of similar credit quality for similar financing arrangements. At June 30, 1999, the carrying amount of this instrument approximates its fair value. During the year ended June 30, 2000, this note was satisfied through the sale of assets discussed in Note D.

All restricted preferred and common shares issued by the Company are subject to the conditions of the Securities and Exchange Commission's Rule 144 under the Securities Exchange Act of 1933. Among other conditions, Rule 144 requires that the restricted securities must be beneficially owned and paid for by the stockholder for a period of at least two years before the restricted securities can be sold. At June 30, 2000, 2,834,837 common shares were restricted. At June 30, 1999, 1,500,000 preferred shares and 825,100 common shares were restricted.

Each share of the Company's Series A preferred stock was convertible at the holder's option on any date before January 9, 2011 into one share of the Company's common stock in exchange for the share of preferred stock plus $0.625 per share or the adjusted conversion price. As of June 30, 1999, no preferred shares had been converted. During March 2000, all of the Company's Series A preferred stock was repurchased and cancelled as a provision of the private placement of restricted common shares issued.

Certain related parties participated in costs and revenues of oil and gas properties in which the Company participated as a working interest owner.

During the year ended June 30, 1997, the Company entered into a joint project with an affiliated entity owned by Dix R. Turnbow and another stockholder and President of the Company to acquire leasehold interests in acreage located in West Texas for future mineral extraction. As of June 30, 1999, the Company had leasehold interests on approximately 3,825 net acres in West Texas and has capitalized costs, including lease bonus payments and related acquisition costs, aggregating to $63,862. The Company discontinued operations of this business segment during the year ended June 30, 2000. This mineral extraction segment did not generate income during its existence. The properties were transferred to Topo Minerals, LLC, which is owned by Dix R. Turnbow, Ronnie Hinze and Scott E. Turnbow, directors and/or officers of the Company. (See Note D).

CAPLAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE F - FEDERAL INCOME TAXES

The Company has incurred aggregate losses for both financial reporting as well as tax reporting purposes since inception. Therefore, no provision for federal income taxes has been recognized during the years ended June 30, 2000, 1999 and 1998, nor are any tax benefits from the Company's losses currently recognizable.

Deferred income taxes result primarily from the use of different methods of recognizing depreciation and depletion between book and tax reporting and tax benefits of net operating loss carryforwards.

The net deferred tax asset includes the following amounts:

                                                                                            June 30,
                                                                             ---------------------------------------
                                                                                   2000                  1999
                                                                             -----------------    ------------------
        Deferred tax asset                                                   $       115,000      $        182,000
        Deferred tax asset valuation                                                (115,000)             (182,000)
                                                                             -----------------    ------------------

        Net deferred tax asset                                               $          -         $           -
                                                                             =================    ==================

At June 30, 1999, a valuation allowance was applied against the deferred tax asset based on information available regarding the likelihood of future taxable income and the utilization of the Company's net operating loss carryforwards. The net change in the total valuation allowance for the year ended June 30, 2000 was a decrease of $67,000.

Net operating loss carryforwards of approximately $770,000 are available for future income tax purposes that will expire between 2001 and 2020, if not previously utilized. However, due to the change in ownership that occurred in March 2000, the net operating losses are limited to approximately $3,000 annually by Internal Revenue Code Section 382. Additionally, there are approximately $6,000 of unused investment tax credit carryforwards expiring between 2001 and 2002 available to reduce future income taxes payable.

NOTE G - CONTINGENCIES

The Company is a third party defendant in a legal proceeding involving title to a tract of land. On the basis of information furnished by counsel, management believes that the claim against the Company is without merit and intends to defend its position vigorously. While the ultimate result of this matter cannot be determined, management does not expect that it will have a material, adverse effect on the Company's results of operations or financial position. Additionally, former management of the Company have agreed to personally pay any judgment against the Company in excess of $5,000 related to this matter.

CAPLAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE H - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED)

The following information is provided in accordance with the requirements of Statement of Financial Accounting Standards No. 69. All of the Company's oil and gas activities were conducted and all of its reserves were located in the United States.

RESULTS OF OPERATIONS: The following table summarizes the Company's results of operations for oil and gas producing activities for the periods indicated.

                                                                            Year Ended June 30,
                                                        -----------------------------------------------------------
                                                               2000                 1999                1998
                                                        ------------------  ------------------   ------------------
   Oil and gas revenues                                    $          -        $           916     $        38,161
   Gain on sale of oil and gas properties                             -                   -                   -
   Gain on disposal of discontinued segment                           -                   -                 25,171
   Production costs                                                   -                    (52)            (28,545)
   Depreciation, depletion and amortization, and
      valuation provisions                                            -                   -                 (1,004)
                                                          -----------------   -----------------    -----------------
                                                                      -                    864              33,783
   Income tax expense                                                 -                   -                   -
                                                          -----------------   -----------------    ------------------
   Results of operations for oil and gas producing
      activities (excluding corporate overhead
      charges)                                             $          -        $           864     $        33,783
                                                          =================   =================    ==================

OIL AND GAS RESERVE INFORMATION: The following tables set forth information concerning the Company's estimated proved oil and gas reserves, the standardized measure of discounted future net cash flow from the reserves at June 30, 2000, 1999 and 1998 and the changes in these amounts for the years then ended.

The reserve estimates and related valuations were based on existing economic and operating conditions. Estimated future cash inflows from production of proved reserves were determined using year end prices adjusted only for fixed and determinable contract escalations of gas prices. Estimated future production, development and abandonment costs were based on economic and operating conditions at June 30, 1997. No future income taxes are reflected herein because of the remaining tax basis and substantial net operating loss and investment tax credit carryovers available to the Company to offset future taxable income.

The standardized measure of discounted future net cash flow does not purport to represent the fair market value of the Company's proved reserves. An estimate of fair value would also take into account among other things, the recovery of reserves in excess of proved reserves, anticipated future changes in prices and costs and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

CAPLAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

NOTE H - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (Continued)

ANALYSIS OF CHANGES IN PROVED RESERVES

                                                                                Oil (Bbls)
                                                                            Year Ended June 30,
                                                        -----------------------------------------------------------
                                                               2000                 1999                1998
                                                        ------------------  ------------------   ------------------
   Proved reserves:
      Balance, beginning of year                                      -                   -                  6,278
      Revisions to reserves proved in prior years                     -                   -                   -
      Reserves of properties sold during year                         -                   -                 (4,863)
      Production                                                      -                   -                 (1,415)
                                                          -----------------   -----------------    ------------------
      Balance, end of year                                            -                   -                   -
                                                          =================   =================    ==================
   Proved developed reserves:
      Beginning of year                                               -                   -                  6,278
                                                          =================   =================    ==================
      End of year                                                     -                   -                   -
                                                          =================   =================    ==================
                                                                                 Gas (Mcf)
                                                                            Year Ended June 30,
                                                         ----------------------------------------------------------
                                                               2000                 1999                1998
                                                        ------------------  ------------------   ------------------
   Proved reserves:
      Balance, beginning of year                                      -                   -                 19,252
      Revisions to reserves proved in prior years                     -                   -                   -
      Reserves of properties sold during year                         -                   -                (12,710)
      Production                                                      -                   -                 (6,542)
                                                          -----------------   -----------------    ------------------
      Balance, end of year                                            -                   -                   -
                                                          =================   =================    ==================
   Proved developed reserves:
      Beginning of year                                               -                   -                 19,252
                                                          =================   =================    ==================
      End of year                                                     -                   -                   -
                                                          =================   =================    ==================

                                        -32-

CAPLAN CORPORATION
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998
NOTE H - OIL AND GAS PRODUCING ACTIVITIES (UNAUDITED) (Continued)

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED
FUTURE NET CASH FLOW RELATING TO PROVED OIL AND
GAS RESERVES

                                                                            Year Ended June 30,
                                                        -----------------------------------------------------------
                                                               2000                 1999                1998
                                                        ------------------  ------------------   ------------------
   Balance, beginning of year                              $          -        $          -        $        69,940

   Net changes in quantity estimates                                  -                   -                   -
   Net changes in sales and transfer prices, net of
      production costs                                                -                   -                   -
   Sales of oil and gas produced, net of production
      costs                                                           -                   -                 (9,616)
   Sale of reserves in place                                          -                   -                (60,324)
   Accretion of discount                                              -                   -                   -
   Changes in production rate (timing) and other

                                                                      -                   -                   -
                                                          -----------------   -----------------    ------------------

   Balance, end of year                                    $          -        $          -        $          -
                                                          =================   =================    ==================

---------------------------------------------------------------------------
                                   SIGNATURES
---------------------------------------------------------------------------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CAPLAN CORPORATION

                                         By  /s/ Ronnie Hinze
                                            ---------------------------

                                         Date:  September 15, 2000
                                               ------------------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 15, 2000                     /s/ Ronnie Hinze
      -------------------                 ------------------------------
                                          Ronnie Hinze
                                          Principal Executive Accounting
                                          and Financial Officer and
                                          Director

Date: September 15, 2000                     /s/ Scott E. Turnbow
      -------------------                 ------------------------------
                                          Scott E. Turnbow,
                                          Vice President,
                                          Secretary and Director

Date: September 15, 2000                     /s/ Dix R. Turnbow
      -------------------                 ------------------------------
                                          Dix R. Turnbow, Director

                    SUPPLEMENTAL INFORMATION TO BE FURNISHED
                         WITH REPORTS FILED PURSUANT TO
                     SECTION 15(d) OF THE ACT BY REGISTRANTS
                      WHICH HAVE NOT REGISTERED SECURITIES
                        PURSUANT TO SECTION 12 OF THE ACT

     The proxy statement regarding the 2000 annual meeting of shareholders of the Registrant and the annual report to Security holders covering the Registrant's last fiscal year is to be furnished to security holders subsequent to the filing of this Form 10-K. The Registrant shall furnish copies of such material to the Commission when it is sent to security holders.