Form 10-Q
period 2000-09-30
CAPLAN CORP
filed 2000-10-23
CIK 725395

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.
                                     20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For Quarter Ended September 30, 2000         Commission File No. 2-85602-D


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

     3,600,793 shares of common stock par value $.001 - September 30, 2000


                               TABLE OF CONTENTS



          Item Number and Caption                                Page No.

Part I FINANCIAL INFORMATION

     1.   Financial Statements

          Balance Sheets                                                3
          Statements of Operations                                      4
          Statements of Cash Flows                                      5
          Notes to Condensed Unaudited
            Financial Statements                                        6



Part II OTHER INFORMATION

     1.   Exhibits and Reports on Form 8-K                             13

                               CAPLAN CORPORATION
                                 Balance Sheets
                                  (Unaudited)

                                            September 30,     June 30,
ASSETS                                           2000           2000
----------------------------------------    -------------   -------------
Current Assets:
  Cash                                      $      14,977   $      20,590
  Current portion of note receivable                    0               0
      Total current assets                         14,977          20,590

Property and Equipment - At Cost:
  Office equipment                                      0               0

  Less - Accumulated depletion, depreciation
    & amortization and valuation allowances             0               0
                                                        0               0

Other Assets                                            0               0

Total Assets                                $      14,977   $      20,590
                                            =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current Liabilities:
  Accounts payable - trade                  $           0   $           0
  Accounts payable - affiliate                          0               0
  Accounts payable - others                             0               0
  Accrued professional fees                         7,344               0
  Other accrued liabilities                             0               0
      Total current liabilities                     7,344               0

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.001 par value, 100,000,000
   shares authorized, 3,600,793 and 1,300,793
   shares issued and outstanding, respectively      3,600           3,600
  Additional paid-in capital                    1,479,849       1,479,849
  Accumulated deficit                          (1,475,816)     (1,462,859)
      Total stockholders' equity                    7,633          20,590

Total liabilities and stockholders' equity  $      14,977   $      20,590
                                            =============   =============
See accompanying notes to financial statements

                               CAPLAN CORPORATION

                            Statements of Operations
                                  (Unaudited)

                                            Three Months    Three Months
                                               Ended           Ended
                                            September 30,   September 30,
                                                2000            1999
                                            -------------   -------------
Interest Income                             $           0   $         220

Costs & Expenses:
  Professional fees                                12,344           3,923
  General and administrative                          613           3,426
  General and administrative-affiliate                  0           2,500
      Total costs and expenses                     12,957           9,849

Loss from continuing operations
  before federal income taxes                           0          (9,647)

Federal income tax provision                            0               0

Net Income (Loss)                                 (12,957)         (9,647)
                                            =============   =============

Weighted average number of
common shares outstanding                       3,600,793       1,300,793
                                            =============   =============

Basic Diluted Net Income (Loss)
  Per Common Share:
   Continuing Operations                    $     (.01)     $     (.01)
                                            =============   =============

   Net Income (Loss)                        $     (.01)     $     (.01)
                                            =============   =============

See accompanying notes to financial statements


                               CAPLAN CORPORATION

                            Statements of Cash Flows
                                  (Unaudited)

                                            Three Months    Three Months
                                               Ended           Ended
                                            September 30,   September 30,
                                                2000            1999
                                            -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                           $     (12,957)  $      (9,647)

Adjustments to reconcile net income(loss)
to net cash provided by (used in) operating
activities:
  Depletion, depreciation and amortization
   and valuation provisions                             0              20
Changes in operating assets and liabilities:
  Accounts receivable - trade and affiliate,
   decrease (increase)                                  0               0
  Accounts payable - trade and affiliate &
   accrued liabilities, increase (decrease)         7,344           8,476
   NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                           (5,613)         (1,151)


CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on note receivable                        0             525
    NET CASH USED IN INVESTING ACTIVITIES               0             525


NET DECREASE OF CASH                               (5,613)           (626)


CASH, beginning of period                          20,590           7,423


CASH, end of period                         $      14,977   $       6,797
                                            =============   =============


See accompanying notes to financial statements

                               CAPLAN CORPORATION

                         Notes to Financial Statements
                               September 30, 2000
                                  (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

General

The financial statements, management's discussion and these notes to financial statements are condensed and should be read in conjunction with the financial statements and notes thereto included in the Company's annual report to shareholders and Form 10-K for the year ended June 30, 2000.

The financial information contained herein is unaudited but, in the opinion of the management of Caplan Corporation, includes all adjustments necessary to a fair presentation of the results of operations for the periods indicated. The results for the three month periods ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

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

Over the past several years, the Company phased-out its oil and gas operations and related investments. The Company discontinued operations in this area during the year ended June 30, 1998. The exploration, development and production of oil and gas reserves had been the Company's primary source of revenues. During 1997, the Company initiated its investment in a second industry segment - mining of extractive minerals. The Company obtained leasehold interests on acreage in West Texas for future extraction of mineral substances, including bentonite, zeolite and other associated minerals. The Company discontinued operations in this business segment during the year ended June 30, 2000. The mineral extraction segment did not generate income during its existence. Additionally, in March 2000, the Company issued restricted common stock in a private placement. The purchasers of the private placement shares also purchased additional shares from the existing officers, directors, and stockholders of the Company. Management's immediate plans for the Company are to investigate business opportunities in activities other than oil and gas and mineral extraction.

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

Office and Other Equipment

Office and other equipment is and will be carried at cost. Depreciation is computed using the straight-line method based on the asset's estimated useful life of the particular asset.

Oil and Gas Properties

The Company in the past followed the "successful-efforts" method of accounting for its oil and gas properties. Under this method of accounting, all property acquisition costs and costs to drill and equip exploratory wells are capitalized when incurred, pending determination of whether the well has resulted in the discovery of proved reserves. The costs of drilling and equipping any exploratory wells which do not find proved reserves, net of any salvage value, are charged to expense. The costs of development wells are capitalized, whether the well is productive or nonproductive. The acquisition costs of unproved properties are assessed at least annually for impairment of value, and if such impairment is indicated, a loss is recognized by providing a valuation allowance. Geological and geophysical costs and the costs of carrying and retaining undeveloped properties (including delay rentals) are expensed as incurred.

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

The Company applies Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" to its long-term assets. This SFAS requires that an impairment loss be recognized whenever the carrying amount of an asset exceeds the sum of the estimated future cash flows (undiscounted) of the asset. Since adopting, no impairment losses have been recognized.

Mineral Leasehold Interests

Mineral leasehold interest were in the past years reported and carried at acquisition cost. The acquisition costs of these unproven interest are assessed at least annually for impairment of value, and if such impairment is indicated, a loss is recognized by providing a valuation allowance. No impairment losses have been recognized by the Company. Delay rental payments are charged to operations when payment is made to the landowner.

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

Changes in Control of the Company

In March 2000, the Company issued 2,000,000 shares of restricted common stock in a private placement at $0.04 per share, for an aggregate of $80,000, as follows: Clemens F. Walker IRA and family trusts, 1,700,000 shares; Keith A. Cannon, 100,000 shares; Jerry Spilsbury, 100,000 shares; and Vector Capital, LLC, 100,000 shares. In addition, the above four purchasers also purchased an aggregate of 400,000 shares, from Dix Turnbow (247,094 shares), Ronnie Hinze (129,914 shares), and Scott Turnbow (22,902 shares), officers, directors and stockholders of the Company. Further, Mr. Walker converted $15,000 in advances made to the Company in August 1999, in shares of common stock at $0.05 per share, or an aggregate of 300,000 shares. The purchasers used personal funds to purchase the securities in the above-referenced transactions.

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

Operating results for the discontinued oil and gas segment were as follows:

                                                  Year Ended June 30,
                                             ------------------------------
                                               2000       1999       1998
                                             --------   --------   --------
REVENUES
 Oil and gas sales                           $    -     $     25   $ 15,189
 Oil and gas sales - affiliate                    -          891     22,972
 Gain on sale of oil and gas properties           -          -          -
                                             --------   --------   --------
    TOTAL REVENUES                                -          916     38,161

COSTS AND EXPENSES
 Production expenses                              -            1      9,534
 Production expenses - affiliate                  -           51     19,011
 Depletion,depreciation and amortization
  and valuation provisions                        -          -        1,004
                                             --------   --------   --------
    TOTAL COSTS AND EXPENSES                      -           52     29,549
                                             --------   --------   --------


RESULTS OF OPERATIONS FROM
 DISCONTINUED SEGMENT BEFORE
 FEDERAL INCOME TAXES                             -          864      8,612

FEDERAL INCOME TAX PROVISION                      -          -          -
                                             --------   --------   --------

RESULTS OF OPERATIONS FROM
 DISCONTINUED SEGMENT                        $    -     $    864   $  8,612
                                             ========   ========   ========

BASIC AND DILUTED RESULTS OF
 OPERATIONS PER COMMON SHARE                 $    -     $   .001   $   .006
                                             ========   ========   ========


Related Party Transactions

The Company has engaged in numerous related party transactions with officers, directors and stockholders which are described below.

The Company's headquarters in Brenham, Texas are presently located in office space which is shared with several entities owned or controlled by Dix R. Turnbow, an officer and controlling stockholder of the Company. Employees of these other entities have performed certain general and administrative services on behalf of the Company. General and administrative services charged to the Company for the years ended June 30, 2000 and 1999, amounted to $7,500 and $10,000, respectively. At June 30, 2000 and 1999, accounts payable-affiliates totaled $0 and $10,573, respectively.

In March, 1994, the Company purchased a note receivable held by Dix R. Turnbow, which was originally issued to a third party to partially finance the sale of certain land. The Company purchased the note for the amount of outstanding principal at the time of acquisition. The note is payable in monthly installments of $243, including interest at 8%, maturing August 2003, and secured by an assignment of the deed of trust covering that certain parcel of land. Interest received during the years ended June 30, 2000 and 1999 amounted to $456 and $911, respectively, which is included with interest revenue in the statements of operations. The fair value of this instrument is estimated based on rates which the Company would offer to debtors of similar credit quality for similar financing arrangements. During the year ended June 30, 2000, this note was satisfied through the sale of assets.

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

Each share of the Company's Series A preferred stock was convertible at the holder's option on any date before January 9, 2011 into one share of the Company's common stock in exchange for the share of preferred stock plus $0.625 per share or the adjusted conversion price. As of June 30, 1999, no preferred shares had been converted. During March 2000, all of the Company's Series A preferred stock as repurchased and cancelled as a provision of the private placement of restricted common shares issued.

Certain related parties participated in costs and revenues of oil and gas properties in which the Company participated as a working interest owner.

During the year ended June 30, 1997, the Company entered into a joint project with an affiliated entity owned by Dix R. Turnbow and another stockholder and President of the Company to acquire leasehold interests in acreage located in West Texas for future mineral extractions. As of June 30, 1999, the Company had leasehold interests on approximately 3,825 net acres in West Texas and has capitalized costs, including lease bonus payments and related acquisition costs, aggregating to $63,862. The Company discontinued operations of this business segment during the year ended June 30, 2000. This mineral extraction segment did not generate income during its existence. The properties were transferred to Topo Minerals, LLC, which is owned by Dix R. Turnbow, Ronnie Hinze and Scott E. Turnbow, directors and/or officers of the Company.

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



                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(b) During the quarter ended September 30, 2000, the Company did not file any report on Form 8-K.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAPLAN CORPORATION, Registrant


DATE:  October 17, 2000                   By      Ronnie Hinze
                                           Ronnie Hinze, President