Form 10-Q
period 2000-12-31
CAPLAN CORP
filed 2001-01-24
CIK 725395

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.
                                   20549

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


For Quarter Ended December 31, 2000            Commission File No. 2-85602-D
-----------------------------------            -----------------------------


                             Caplan Corporation
                             ------------------
          (exact name of registrant as specified in its charter)
          ------------------------------------------------------


           Delaware                                  87-0398403
-------------------------------         ------------------------------------
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


Yes  /X/    No  / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    3,600,793 shares of common stock par value $.001 - December 31, 2000

_______________________________________________________________________________

                                TABLE OF CONTENTS
_______________________________________________________________________________

          Item Number and Caption                                Page No.
          -----------------------                                --------
Part I FINANCIAL INFORMATION
----------------------------

     1.   Financial Statements

          Balance Sheets                                                3
          Statements of Operations                                     4-5
          Statements of Cash Flows                                      6
          Notes to Condensed Unaudited
            Financial Statements                                        7


Part II OTHER INFORMATION
-------------------------

     1.   Exhibits and Reports on Form 8-K                             14

                                CAPLAN CORPORATION
                                  Balance Sheets
                                   (Unaudited)

                                                 December 31,     June 30,
ASSETS                                               2000           2000
----------------------------------------        -------------   -------------
Current Assets:
  Cash                                          $       7,353   $      20,590
  Current portion of note receivable                        0               0
                                                -------------   -------------
      Total current assets                              7,353          20,590
                                                -------------   -------------
Property and Equipment - At Cost:
  Office equipment                                          0               0

  Less - Accumulated depletion, depreciation
    & amortization and valuation allowances                 0               0
                                                -------------   -------------
                                                            0               0

Other Assets                                                0               0
                                                -------------   -------------
Total Assets                                    $       7,353   $      20,590
                                                =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------

Current Liabilities:
  Accounts payable - trade                      $           0   $           0
  Accounts payable - affiliate                              0               0
  Accounts payable - others                                 0               0
  Accrued professional fees                                 0               0
  Other accrued liabilities                                 0               0
                                                -------------   -------------
      Total current liabilities                             0               0

Commitments and Contingencies

Stockholders' Equity:
  Common stock, $.001 par value, 100,000,000
   shares authorized, 3,600,793 and 1,300,793
   shares issued and outstanding, respectively          3,600           3,600
  Additional paid-in capital                        1,479,849       1,479,849
  Accumulated deficit                              (1,476,096)     (1,462,859)
                                                -------------   -------------
      Total stockholders' equity                        7,353          20,590
                                                -------------   -------------
Total liabilities and stockholders' equity      $       7,353   $      20,590
                                                =============   =============
See accompanying notes to financial statements

                                CAPLAN CORPORATION

                             Statements of Operations
                                    (Unaudited)

                                              Six Months     Six Months
                                               Ended           Ended
                                             December 31,   December 31,
                                                2000            1999
                                            -------------   -------------

Interest Income                             $           0   $         394

Costs & Expenses:
  Professional fees                                 9,697           7,604
  General and administrative                        3,540           4,936
  General and administrative-affiliate                  0           5,000
                                            -------------   -------------
      Total costs and expenses                     13,237          17,540
                                            -------------   -------------
Loss from continuing operations
  before federal income taxes                     (13,237)        (17,146)

Federal income tax provision                            0               0
                                            -------------   -------------
Net Income (Loss)                                 (13,237)        (17,146)
                                            =============   =============

Weighted average number of
common shares outstanding                       3,600,793       1,300,793
                                            =============   =============

Basic Diluted Net Income (Loss)
  Per Common Share:
   Continuing Operations                    $     (.01)     $     (.01)
                                            =============   =============

   Net Income (Loss)                        $     (.01)     $     (.01)
                                            =============   =============

See accompanying notes to financial statements

                                CAPLAN CORPORATION

                             Statements of Operations
                                    (Unaudited)

                                             Three Months   Three Months
                                               Ended           Ended
                                             December 31,   December 31,
                                                2000            1999
                                            -------------   -------------
Interest Income                             $           0   $         192

Costs & Expenses:
  Professional fees                                (2,647)          3,681
  General and administrative                        2,927           1,510
  General and administrative-affiliate                  0           2,500
                                            -------------   -------------
      Total costs and expenses                        280           7,691
                                            -------------   -------------
Loss from continuing operations
  before federal income taxes                        (280)         (7,499)

Federal income tax provision                            0               0
                                            -------------   -------------
Net Income (Loss)                                    (280)         (7,499)
                                            =============   =============

Weighted average number of
common shares outstanding                       3,600,793       1,300,792
                                            =============   =============

Basic Diluted Net Income (Loss)
  Per Common Share:
   Continuing Operations                    $     (.01)     $     (.01)
                                            =============   =============

   Net Income (Loss)                        $     (.01)     $     (.01)
                                            =============   =============

See accompanying notes to financial statements

                                 CAPLAN CORPORATION

                              Statements of Cash Flows
                                     (Unaudited)

                                              Six Months     Six Months
                                                Ended          Ended
                                             December 31,   December 31,
                                                2000            1999
                                            -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                           $     (13,237)  $     (17,146)

Adjustments to reconcile net income(loss)
to net cash provided by (used in) operating
activities:
  Depletion, depreciation and amortization
   and valuation provisions                             0              40
Changes in operating assets and liabilities:
  Accounts receivable - trade and affiliate,
   decrease (increase)                                  0               0
  Accounts payable - trade and affiliate &
   accrued liabilities, increase (decrease)             0          14,657
                                            -------------   -------------
   NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES                                0          14,697
                                            -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Collections on note receivable                        0           1,062
                                            -------------   -------------
    NET CASH USED IN INVESTING ACTIVITIES               0           1,062
                                            -------------   -------------

NET DECREASE OF CASH                              (13,237)         (1,387)
                                            -------------   -------------

CASH, beginning of period                          20,590           7,423
                                            -------------   -------------

CASH, end of period                         $       7,353   $       6,036
                                            =============   =============

See accompanying notes to financial statements

                                CAPLAN CORPORATION

                           Notes to Financial Statements
                                 December 31, 2000
                                    (Unaudited)


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

The financial information contained herein is unaudited but, in the opinion of the management of Caplan Corporation, includes all adjustments necessary to a fair presentation of the results of operations for the periods indicated. The results for the three month periods ended December 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

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

Office and Other Equipment
--------------------------

Office and other equipment is and will be carried at cost. Depreciation is computed using the straight-line method based on the asset's estimated useful life of the particular asset.

Oil and Gas Properties
----------------------

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

Mineral Leasehold Interests
---------------------------

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

Federal Income Taxes
--------------------

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

Net Income (Loss) Per Common Share
----------------------------------

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

Use of Estimates
----------------

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

Changes in Control of the Company
---------------------------------

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

Discontinued Segments
---------------------

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

Operating results for the discontinued oil and gas segment were as follows:

                                                  Year Ended June 30,
                                             ------------------------------
                                               2000       1999       1998
                                             --------   --------   --------
REVENUES
 Oil and gas sales                           $    -     $     25   $ 15,189
 Oil and gas sales - affiliate                    -          891     22,972
 Gain on sale of oil and gas properties           -          -          -
                                             --------   --------   --------
    TOTAL REVENUES                                -          916     38,161

COSTS AND EXPENSES
 Production expenses                              -            1      9,534
 Production expenses - affiliate                  -           51     19,011
 Depletion, depreciation and amortization
  and valuation provisions                        -          -        1,004
                                             --------   --------   --------
    TOTAL COSTS AND EXPENSES                      -           52     29,549
                                             --------   --------   --------
RESULTS OF OPERATIONS FROM
 DISCONTINUED SEGMENT BEFORE
 FEDERAL INCOME TAXES                             -          864      8,612

FEDERAL INCOME TAX PROVISION                      -          -          -
                                             --------   --------   --------
RESULTS OF OPERATIONS FROM
 DISCONTINUED SEGMENT                        $    -     $    864   $  8,612
                                             ========   ========   ========
BASIC AND DILUTED RESULTS OF
 OPERATIONS PER COMMON SHARE                 $    -     $   .001   $   .006
                                             ========   ========   ========

Related Party Transactions
--------------------------

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

Contingencies
-------------

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

_______________________________________________________________________________

                          PART II.  OTHER INFORMATION
_______________________________________________________________________________

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(b) During the quarter ended December 31, 2000, the Company did not file any report on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CAPLAN CORPORATION, Registrant


DATE:  January 16, 2001                  By  /Ronnie Hinze/
                                           ----------------------------------
                                           Ronnie Hinze, President