Form 10QSB
period 2001-03-31
MID POWER SERVICE CORP
filed 2001-05-14
CIK 725395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  for the Quarterly Period Ended March 31, 2001

                        Commission File Number 2-85602-D

                          Mid-Power Service Corporation
             (Exact name of registrant as specified in its charter)

                  Delaware                                87-0398403
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)

     3800 Howard Hughes Parkway, Suite 860A
                Las Vegas, Nevada                             89109
    (Address of principal executive offices)                (Zip Code)

                                  702-319-7153
              (Registrant's telephone number, including area code)

                               Caplan Corporation
                             111 South Saint Charles
                              Brenham, Texas 77833
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of May 10, 2001, registrant had 4,800,396 shares of issued and outstanding common stock, par value $0.001.

                                     PART I
                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          MID-POWER SERVICE CORPORATION
                          (Formerly Caplan Corporation)
                                  Balance Sheet
                                   (Unaudited)

                                                                               March 31, 2001       June 30, 2000
                                                                              -----------------    -----------------
 ASSETS
 Current Assets:
       Cash.................................................................. $            --       $      20,590
       Current Portion of Note Receivable....................................              --                  --
                                                                              -----------------    -----------------
 Total Current Assets........................................................              --              20,590
                                                                              -----------------    -----------------
 Total Assets................................................................ $            --       $      20,590
                                                                              =================    =================

 Stockholders' Equity:
      Common Stock, $0.001 par value.  100,000,000
         shares authorized, 3,600,793 and 1,300,793
         shares issued and outstanding, respectively.........................  $        3,600      $        3,600
      Additional paid-in Capital.............................................       1,479,849           1,479,849
      Accumulated Deficit....................................................      (1,483,449)         (1,462,859)
                                                                              -----------------    -----------------
 Total Stockholders' Equity..................................................              --              20,590
                                                                              -----------------    -----------------

 Total Liabilities and Stockholders' Equity.................................. $            --       $      20,590
                                                                              =================    =================

                 See accompanying notes to financial statements

                          MID-POWER SERVICE CORPORATION
                          (Formerly Caplan Corporation)
                            Statements of Operations
                                   (Unaudited)

                                                     For the three months                For the nine months
                                                        ended March 31,                    ended March 31,
                                               ---------------------------------- ----------------------------------
                                                    2001              2000             2001              2000
                                               ----------------  ---------------- ----------------  ----------------
Interest Income..............................  $          --     $         62     $         --      $        456

Cost & Expenses:
     Professional Fees.......................          1,554            1,081           11,251             8,685
     General and Administrative..............          5,799            3,046            9,339             7,982
     General and Administrative - affiliate..             --            2,500               --             7,500
                                               ----------------  ---------------- ----------------  ----------------
               Total Costs and Expenses......          7,353            6,627           20,590            24,167
                                               ----------------  ---------------- ----------------  ----------------

Loss from Continuing Operations
       before Federal Income Tax.............         (7,353)          (6,565)         (20,590)          (23,711)

Federal Income Tax Provision.................             --               --               --                --

Loss from Continuing Operations..............         (7,353)          (6,565)         (20,590)          (23,711)

Net Income (Loss)............................   $     (7,353)     $    (6,565)     $   (20,590)      $   (23,711)
                                               ================  ================ ================  ================

Weighted Average Number of Common
       Shares Outstanding....................      3,600,793        1,300,793        3,600,793         1,300,793
                                               ================  ================ ================  ================

Basic Diluted Net Income (Loss)
     Per Common Share:
            Continuing Operations............  $       (0.01)    $      (0.01)    $      (0.01)     $      (0.01)
                                               ================  ================ ================  ================

Net Income (Loss)............................  $       (0.01)    $      (0.01)    $      (0.01)     $      (0.01)
                                               ================  ================ ================  ================

                 See accompanying notes to financial statements.

                                    MID-POWER SERVICE CORPORATION
                                    (Formerly Caplan Corporation)
                                      Statement of Cash Flows
                                             (Unaudited)

                                                                                Nine Months           Nine Months
                                                                                   Ended                 Ended
                                                                               March 31, 2001       March 31, 2000
                                                                              -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)...........................................................   $     (20,590)       $     (23,711)
Adjustments to Reconcile Net Income (Loss) to
  Net Cash Provided by (used in) Operating Activities:
     Depletion, depreciation and amortization and valuation provisions......              --                   80
     Changes in Operating Assets and Liabilities:
        Accounts Receivable - Trade and Affiliate, decrease (increase)......              --                   --
        Accounts Payable - Trade and Affiliate & Accrued Liabilities,
          increase (decrease)...............................................              --              (29,444)
                                                                              -----------------    ------------------
     NET CASH PROVIDED BY (USED IN)OPERATING ACTIVITIES.....................         (20,590)             (53,075)
                                                                              -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Collections on Note Receivable.........................................              --                1,243
     Cash Paid for Mineral Leasehold Interests..............................              --                   --
                                                                              -----------------    ------------------
     NET CASH USED IN INVESTING ACTIVITIES..................................              --                1,243
                                                                              -----------------    ------------------

OTHER ADJUSTMENTS FINANCING ACTIVITIES
     Proceeds of Private Placement..........................................              --               95,000
     Acquisition Cost of Position...........................................              --              (19,527)
     Treasury Stock Acquisition.............................................              --              (15,000)
     Note Receivable Write-off..............................................              --                9,046
     Net Asset Value Retired................................................              --                  (81)
                                                                              -----------------    ------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES..............................              --               69,438
                                                                              -----------------    ------------------

NET DECREASE OF CASH........................................................         (20,590)               7,606

CASH, beginning of period...................................................          20,590                7,423
                                                                              -----------------    ------------------

CASH, end of period.........................................................  $           --         $     25,029
                                                                              =================    ==================

                 See accompanying notes to financial statements

                          MID-POWER SERVICE CORPORATION
                          (Formerly Caplan Corporation)
                 Notes to the Consolidated Financial Statements
                                   (Unaudited)

Note 1:           Basis of Presentation

         The interim financial data are unaudited; however, in the opinion of the management of Mid-Power Service Corporation ("Mid-Power Service" or the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the interim periods. The interim financial statements should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2000, including the financial statements and notes thereto.

Note 2:           Changes in Control of the Company

         On March 12, 2001, eight individuals purchased an aggregate of 1,500,000 shares of restricted common stock (187,500 each) from six stockholders of the Company, at a price of $0.22 per share. Additionally, for the sum of $25,000 (which will be credited against the purchase price if the option is exercised), one investor purchased an irrevocable proxy to vote 500,000 shares of outstanding common stock and an option to purchase 100,0000 outstanding shares of restricted common stock. As a result of the foregoing transactions, the eight purchasers have voting control over approximately 55% of the Company's common stock.

         Also on March 12, 2001, the stockholders of the Company, by majority written consent, elected a new board of directors, which in turn elected new officers. The Company then effected a two-to-one reverse split of the common stock of the Company and to change its name to "Mid-Power Service Corporation," effective April 10, 2001, for all stockholders of record on April 9, 2001.

Note 3:           Subsequent Event

         On April 27, 2001, the Company completed the private sale of 3,000,000 shares of restricted common stock at $0.25 per share for a total of $750,000, yielding net proceeds of approximately $738,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Mid-Power Service Corporation, formerly Caplan Corporation, had no active operations during the periods covered by this report.

         During 1997, the Company obtained leasehold interests on acreage in West Texas for possible future extraction of mineral substance, including bentonite, zeolite, and other associated minerals. The Company discontinued operations in this business segment during the year ended June 30, 2000. The mineral extraction segment did not generate income during its existence. Additionally, in March 2000, the Company issued restricted common stock in a private placement. The purchasers in this private placement also purchased additional shares from existing officers, directors, and stockholders of the Company. Following the discontinuation of its investment in mineral interests, the Company was inactive except for limited efforts related to an investigation of business opportunities and activities other than oil and gas and minerals.

         On March 12, 2001, eight individuals purchased an aggregate of 1,500,000 shares of restricted common stock (187,500 each) from six stockholders of the Company, at a price of $0.22 per share. Additionally, for the sum of $25,000 (which will be credited against the purchase price if the option is exercised), one investor purchased an irrevocable proxy to vote 500,000 shares of outstanding common stock and an option to purchase 100,0000 outstanding shares of restricted common stock. As a result of the foregoing transactions, the eight purchasers have voting control over approximately 56% of the Company's common stock.

         Also on March 12, 2001, the stockholders of the Company, by majority written consent, elected a new board of directors, which in turn elected new officers. The Company then effected a two-to-one reverse split of the common stock of the Company and to change its name to "Mid-Power Service Corporation," effective April 10, 2001, for all stockholders of record on April 9, 2001.

Results of Operations

         The Company had no operations during any of the reporting periods, so its income consisted entirely of interest income on Company funds. Costs and expenses, consisting of minimal expenses, required to maintain the corporate good standing of the Company and meet its periodic reporting obligations under the securities laws remained approximately constant throughout all of the periods, resulting in approximately equal losses for all periods involved.

Liquidity and Capital Resources

         Operating activities required cash of $20,590 and $23,711 for the nine months ended March 31, 2001 and 2000, respectively, to fund the Company's net loss from operations. In addition, during the nine months ended March 31, 2000, the Company incurred additional cash operating expenditures to reduce accounts payable--trade and affiliate and accrued liabilities. Cash flows were principally impacted during the nine months ended March 31, 2000, by net cash of $69,438 provided from financing activities, principally proceeds from the private placement of common stock.

Capital Resources

         As of March 31, 2001, the Company had no capital and was dependent on obtaining additional capital to continue. The Company completed an initial phase of financing in April 2001, through the sale of 3,000,000 shares of common stock at $0.25 per share, for a total of $750,000, yielding net proceeds of approximately $738,000. The Company anticipates that it may require additional capital and may seek such funding through the sale of additional securities as it begins to implement a specific business plan to trade and generate electrical power and engage in other energy-related businesses and technologies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is not subject to material market risks.

                                     PART II
                                OTHER INFORMATION


                           ITEM 1. LEGAL PROCEEDINGS

         None.


               ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         On April 27, 2001, the Company completed a private placement of 3,000,000 shares of restricted common stock at $0.25 per share for a total of $750,000, yielding net proceeds of approximately $738,000. The securities were sold by executive officers of the Company, without the participation of any underwriter. All of the investors were accredited investors who negotiated the purchase of the securities through personal, face-to-face discussions with executive officers of the Company. Each investor signed a subscription agreement verifying such investor's status as an accredited investor, that the securities were being acquired for investment without a view toward their distribution, acknowledging that the certificates representing the securities would bear a restrictive legend, and providing additional investor suitability representations and acknowledgements. Certificates representing the shares issued bear a notation conspicuously on their face that they constitute "restricted securities."

         The  securities  were issued in the  foregoing  offering in reliance on
Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder.

                    ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By majority written consent of the holders of 2,000,000 shares, or 56% of the issued and outstanding common stock, the stockholders approved a two-to-one reverse split of the issued and outstanding common stock and a change in the Company's name to Mid-Power Service Corporation, effective April 10, 2001, for all stockholders of record on April 9, 2001.

                           ITEM 5. OTHER INFORMATION

         None.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.  None

         (b) Reports on Form 8-K. During the quarter ended March 31, 2001, the Company filed the following item on Form 8-K:

               Date of Event Reported               Item Reported
               ----------------------               -------------
                   March 12, 2001      Item 1. Changes in Control of Registrant



                                SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              MID-POWER SERVICE CORPORATION

Date: May 14, 2001                            By  /s/ Kenneth M. Emter
                                                  --------------------
                                                  Kenneth M. Emter, Chief
                                                  Financial Officer