Form 10-K
period 2001-06-30
MID POWER SERVICE CORP
filed 2001-10-05
CIK 725395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
              Act of 1934 for the Fiscal Year Ended June 30, 2001

                        Commission File Number 2-85602-D

                          MID-POWER SERVICE CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                      87-0398403
               --------                                      ----------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

        3800 Howard Hughes Parkway
                Suite 860A
            Las Vegas, Nevada                                   89109
            -----------------                                   -----
   (Address of principal executive offices)                   (Zip Code)

                                 (702) 319-7153
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
          None                                               None

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. As of September 25, 2001, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the registrant was $10,093,637.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of September 25, 2001, the registrant had 7,250,244 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:   None.

                                TABLE OF CONTENTS


Part/Item                     Description                                   Page

            Special Note on Forward-Looking Statements.....................   1

Part I
Item 1      Business.......................................................   2
Item 2      Properties.....................................................   2
Item 3      Legal Proceedings..............................................   9
Item 4      Submission of Matters to a Vote of Security Holders............   9

Part II
Item 5      Market for Registrant's Common Equity and Related
              Stockholder Matters..........................................  10
Item 6      Selected Financial Data........................................  12
Item 7      Management's Discussion and Analysis or Financial Condition
              and Results of Operation.....................................  13
Item 7A     Quantitative and Qualitative Disclosures About Market Risk.....  15
Item 8      Financial Statements and Supplementary Data....................  15
Item 9      Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure..........................  15

Part III
Item 10     Directors and Executive Officers of the Registrant.............  17
Item 11     Executive Compensation.........................................  18
Item 12     Security Ownership of Certain Beneficial Owners
              and Management...............................................  19
Item 13     Certain Relationships and Related Transactions.................  19
Item 14     Exhibits, Financial Statement Schedules and Reports
              on Form 8-K..................................................  21

            Signatures.....................................................  22

                   SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that describe our future strategic plans, goals or objectives are also forward-looking statements.

         Readers of this report are cautioned that any forward-looking statements, including those regarding us or our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

         o the degree of market acceptance of distributed power-generation services;

         o the prices at which we may be able to sell oil, gas or electrical power;

         o fluctuations in prevailing prices for oil, gas and electrical power;

         o the future results of drilling individual wells and other exploration and development activities;

         o future events that may result in the need for additional capital; and

         o the cost of additional capital that we may require and possible related restrictions on our future operating or financing flexibility.

         The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, which may not occur or which may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors detailed in this report. The forward-looking statements included in this report are made only as of the date of this report.

                          -----------------------------

         Effective April 10, 2001, Mid-Power Service Corporation effected a one-for-two reverse split of its common stock. Unless otherwise noted, all references to the Company's common stock and prices per share of the Company's common stock give effect to the reverse split.

                                     PART I


                     ITEMS 1 AND 2. BUSINESS AND PROPERTIES

Introduction

         Mid-Power Service Corporation, formerly known as Caplan Corporation, was incorporated under the laws of the state of Delaware on July 5, 1983. In 1999 and 2000, we had no material operations. Our activities were limited to maintaining an interest in 3,825 acres of leased and permitted lands in Texas for the exploration and possible mining, production and sale of bentonite, zeolite and other nonferrous minerals. In March 2000, we discontinued operations in this business segment and thereafter have held no interest in leased or permitted acreage.

         On March 12, 2001, a new group of stockholders acquired a controlling interest in the Company. Those stockholders and the management they have put in place have changed the name of the Company to Mid-Power Service Corporation, raised equity capital of more than $5.5 million, and initiated a plan to generate and trade electrical power, to develop energy related technologies, and to acquire oil and gas fuel sources for power generation through exploration, development and acquisition. The Company holds a Federal Energy Regulatory Commission (FERC) license to trade and generate electric power throughout the United States.

         Initially, we are focusing our efforts on the development of on-site power generation, also known as distributed power generation, to provide power to commercial or industrial users to supplement or replace electrical power they currently purchase from the electric utility grid.

         When used in this document, the terms "we," "our" and "the Company" refer to Mid-Power Service Corporation and its subsidiaries, Mid-Power Service Corporation, a 100% owned Nevada corporation, Wind Associates, Inc., a 100% owned North Dakota corporation; Mid-Power Resource Corporation, a 100% owned Nevada corporation; Mid-Power Energy Trading, LLC, a 100% owned Nevada limited liability company, MaxCo Oil Co., Inc., a 70% owned Nevada corporation; Emergency Power Systems, LLC, a 50% owned Nevada limited liability company.

Business Strategy

         We intend to employ the following strategies in implementing our business plan:

         o Assure that any power-generation facility in which we participate has a reliable, long-term source of fuel at predictable prices;

         o Use proven but modern, efficient power-generation equipment in the power-generation facilities it develops or in which it has a financial interest;

         o Assure that the power to be generated can be sold to a financially-sound commercial, industrial, or other purchaser at prices meeting our targeted financial return; and

         o Seek to employ energy sources that currently are not being exploited fully, such as natural gas that is otherwise burned or released directly into the atmosphere.

Distributed Power Generation

         Distributed power generation consists of relatively small generating units at or near consumer sites to meet specific consumer power needs, to support economic operation of the existing power distribution grid, or both. Distributed power-generation facilities may improve a user's power quality, increase system reliability, and reduce energy costs. Distributed power-generation systems allow the consumer to choose its energy provider, method of delivery, and the attendant services. Distributed power-generation systems may offer the following benefits:

         o Distributed power-generation systems may improve a user's power reliability by reducing the risk of utility grid power cutbacks or suspensions, curtailments or surges. Standby power can be used by consumers for which interruptions in electrical service cause potential health and safety problems, such as hospitals, or substantial costs and product losses, such as grocery stores.

         o In some areas with system-wide, high utility rates, generating electrical power with on-site generators can be less expensive than purchasing power from the local utility.

         o Distributed power-generation systems allow consumers to reduce their per unit cost of power when utility rates are highest during periods of peak power consumption. By using power from their own distributed power-generation systems during high utility rate periods of peak consumption, consumers may be able to reduce their overall power costs. This practice, known as "peak shaving," also benefits other consumers by reducing demand during those periods when demand is typically at its height.

         o Distributed power generated by on-site generators can be a more stable source of power because the power does not have to be delivered over hundreds of miles of lines through the utility power grid.

         We believe that there currently is an opportunity for the development and operation of small, modular power facilities that can be installed quickly due to:

         o recent concerns regarding the reliability and quality of power from centralized electric power generators available from the utility grid and their ability to produce and deliver electricity in the amounts needed;

         o increasing demand for electricity at the same time there has been little development of additional centralized power generators; and

         o technological advances that improve the cost and performance of small electrical power generators.

Project Development and Marketing

         We are currently reviewing a number of distributed power-generation opportunities, including projects that may be suitable use for the fuel from our recently acquired oil and gas project in Kern County, California. In selecting a project, an important consideration is the availability of a reliable supply of fuel at an economic, predictable price for the anticipated life of the project. In addition, we also consider anticipated costs and delays that may be encountered in meeting any applicable permitting obstacles for the construction of any facilities, easements or permits required for fuel delivery or power transmission, and other requirements.

         In reviewing a project opportunity, our executive officers, working with industry consultants that may be engaged on a project-by-project basis, review the above factors in an effort to estimate and evaluate the anticipated capital requirements, possible sources of financing, possible customers, the financial stability of possible purchasers based on publicly available data, prevailing electrical power prices, and related risks. No single factor is given predominant weight in this analysis, but a decision is made on a composite view of the foregoing as well as any other relevant factors that appear as a result of the analysis. In many instances, we may engage consultants to conduct a formal feasibility analysis of an individual project prior to committing to its development. The feasibility project serves as a management tool in the decision-making process and may assist us in our efforts to seek third-party financing.

         Based upon a preliminary decision to undertake a project, management, with the advice of its consultants, will seek to negotiate required agreements to obtain a reliable, long-term fuel source at a predictable and acceptable price, a long-term contract for the sale of power to a financially stable purchaser at an agreed price schedule, and project financing. We will seek to finance each project through a combination of equity and debt financing secured by an encumbrance on the power-generation facility being developed as well as the related power-generation revenues.

         We cannot predict the nature or amount of financing that may be required for the various kinds of distributed power-generation projects we may develop. In general, we anticipate that the projects we develop may range in size and will consist of distributed power-generation units ranging from 13 kilowatts to 1.5 megawatts per unit.

         We expect to finance the development of these generation facilities through equity/debt, institutional financing with private investors.

         We may continue to own and operate the distributed power projects we develop or may sell completed projects to the relevant power consumers or others. When we determine to own and operate a project, we will be responsible for day-to-day operation of the facility, either by Company personnel or through operating agreements with third-parties. We have not identified any potential operator that would provide these services.

Acquisition of MaxCo Oil Co., Inc.

         In an effort to obtain a source of fuel for possible future distributed power-generation facilities, on August 30, 2001, we purchased 70% of the issued and outstanding stock of MaxCo Oil Co., Inc. MaxCo is a privately-owned oil company based in Bakersfield, California, with producing oil and gas wells and additional oil and gas holdings in Kern County, California. MaxCo has been engaged in oil and gas exploration and production in Kern County since June 2000.

         In the acquisition, we agreed to pay $453,000 in cash and issue 450,000 shares of restricted common stock. The actual delivery of the shares is conditional upon MaxCo's meeting its goal of obtaining an agreed number of commercially productive wells in addition to those currently producing. MaxCo proposes to meet this goal both by reworking and returning to production shut-in wells it currently owns and acquiring other wells and placing them into production. Half of the shares will be delivered upon satisfaction of the condition, with the remaining half delivered one year thereafter.

         MaxCo holds leases to the oil and gas rights on 1,010 gross acres, which include over 50 wells at depths of between 550 to 6,300 feet, of which some currently produce small volumes and will be reworked and others are shut-in. Based on the current level of oil prices, we believe that MaxCo can rework the shut-in wells to develop a number of commercially productive wells. In addition, we believe that a number of these wells can be reworked to produce natural gas in sufficient amounts to power gas turbine generators, producing electricity for sale in the area in partial implementation of our strategic plan.

         In order to consummate the acquisition, we organized a new, wholly owned subsidiary, Mid-Power Resource Corporation, which completed the transaction.

Government Regulation

         Power Generation

         The power-generation facilities that we develop and own will be required to comply with applicable air quality environmental standards in the local area, which are typically administered by the applicable state and a local air quality management district. The nature and extent of these regulations will depend on the size of the facility. We expect that the equipment we use for such facilities will have emission specifications based on recognized tests that will serve as the basis for applicable permit applications. Our power-generation activities also will be subject to building codes, zoning regulations and permitting requirements that will affect the location and construction of facilities. Additionally, we will be required to install a protective device in any power-generation facility that is connected to the electrical utility power grid to protect both the grid from power generated by the on-site generator and the on-site generator from the power grid.

         Regulation of Drilling and Production

         Our exploration and production operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, and the plugging and abandoning of wells. Our operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled and the unitization or pooling of oil and gas properties.

         The federal government and various state and local governments have adopted laws and regulations regarding the control of contamination of the environment. These laws and regulations may require the acquisition of a permit by operators before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas, and impose substantial liabilities for pollution resulting from our operations. These laws and regulations may also increase the costs of power generation and drilling and operation of wells.

         Safety and Health Regulations

         We must also conduct our operations in accordance with various laws and regulations concerning occupational safety and health. Currently, we do not foresee expending material amounts to comply with these occupational safety and health laws and regulations. However, since such laws and regulations are frequently changed, we are unable to predict the future effect of these laws and regulations.

Employees and Consultants

         At June 30, 2001, we had two full time employees. Our employees are not represented by a collective bargaining organization. We consider our relationship with our employees to be satisfactory. We also regularly engage consultants to provide specific professional services.

Offices and Facilities

         Our headquarters, at 3800 Howard Hughes Parkway, Suite 860A, Las Vegas, Nevada 89109, are presently located in office space that is shared with several entities owned or controlled by James W. Scott, our chief executive officer and chairman of our board of directors. We are responsible for 50% of the rental fees and 50% of the office equipment fees.

Competition

         All aspects of the energy industry, including power generation and oil and gas production, are extremely competitive, and we compete in the search for and acquisition of oil and gas leases, and the exploration for oil and gas, with firms, including major oil and gas companies, which possess substantially greater financial, technical and managerial resources than the Company. In addition, the sale of oil and gas programs is extremely competitive, and we are at a significant disadvantage in competing with companies that have more extensive operating histories than we do, that benefit from repeat investors, that have their own internal sales forces, and/or that have long-established relationships with brokerage firms.

         In the power-generation industry, we will be competing with established electrical utilities that possess substantially greater financial, technical and managerial resources than the Company. In addition, those utilities have established relationships with our potential customers and we expect that we will be at a disadvantage in persuading potential customers of the benefits of our distributed power-generation systems. Generally, power purchased from the electric utility grid is less costly than power produced by distributed power-generation systems. Utilities may also charge fees to attach to their power grid. However, we expect to compete with the power grid in instances in which the costs of connecting to the grid from remote locations are high, reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous due to highly variable electricity prices.

         The production and marketing of oil and gas are affected by a number of factors that are beyond our control or the control of any operator of properties in which we have an interest, the effect of which cannot be accurately predicted. These factors include actions by foreign oil producing nations, crude oil imports, the availability of adequate gas for airlines and other transportation facilities, availability and marketing of competitive fuels and other matters affecting the ability of the market, such as fluctuating supply and demand, the regulation of allowable production by governmental authorities, and other regulations relating to the transportation and marketing of gas transported or sold in interstate commerce. All of the factors are variable and depend upon economical and political forces that cannot be predicted.

         The minerals extraction industry is somewhat closed competitively. We compete in the search for and acquisition of mining leases and the production of specific minerals with other established mining companies that at this time possess greater financial, technical and managerial resources than the Company. The marketing of specific minerals is competitive, and we are at a disadvantage in competing with companies that have more extensive financial resources and operating histories than we do.

Risk Factors

         We remain at an early stage of development and have no operating history, all of which makes it difficult for investors to determine whether we will accomplish our objectives.

         We have only recently initiated our proposed business strategy, and we have no operating history on which investors can base an evaluation of our business and prospects. Accordingly, potential investors must consider the risks and difficulties we face with no operating history. Our business objectives must be considered speculative, and there is no assurance that we will satisfy those objectives. We cannot be certain that our business strategy will be successful.

         We are heavily dependent on our executive officers.

         Our success depends on the continued contributions of our executive officers, particularly James W. Scott, our President and Chief Executive Officer, and Kenneth M. Emter, our Secretary/Treasurer and Chief Financial Officer. We currently do not have keyman life insurance on any of our executives. Even if we continue to rely on consultants for various engineering, design and other specialized services, we will need to recruit and retain additional personnel, including technical advisors and management, and develop additional management expertise. Our inability to acquire such services or to develop such expertise could have a material adverse effect on our operations.

         There are certain rules applicable to our common stock as a "penny stock," and those rules may limit the liquidity and the resale of our common stock.

         The Securities and Exchange Commission, or the SEC, has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or Nasdaq or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons who acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

         We have never paid any dividends and do not expect to do so in the future.

         We have not paid dividends in the past, and we do not plan to pay dividends on our stock in the future, even if we were to become profitable. Earnings, if any, are expected to be used for the implementation of our business plan and for general corporate purposes, rather than for distributions to holders of common stock.

         If we are unable to manage our growth effectively, our business could suffer.

         Our future operating results will depend heavily on our ability to manage our business and make appropriate changes in the face of our anticipated growth and changing industry conditions. If we do not respond appropriately to growth and change, the quality of our services, our ability to retain key personnel and our business in general could be negatively affected. If we do not correctly predict our growth, our business, financial condition and results of operations could be negatively affected.

         Our stock price is subject to significant volatility.

         There is currently an extremely limited trading market for our common stock, and there can be no assurance that any regular trading market for our common stock will develop or, if developed, will be sustained. The trading prices of our common stock could be subject to wide fluctuations in response to:

         o        quarter-to-quarter variations in our operating results;

         o        material announcements of technological innovations;

         o establishment of significant strategic partnerships by us or our competitors or providers of alternative products or services;

         o terminations or other adverse changes in our strategic relationships; and

         o        other events or factors, many of which are beyond our control.

         In addition, the stock market as a whole and our stock in particular have experienced extreme price and volume fluctuations. Such fluctuations are often unrelated to the performance of the related corporations. Our operating results in future quarters may be below the expectations of market makers, securities analysts and investors. In any such event, the price of our common stock will likely decline, perhaps substantially.

         A market for distributed power-generation systems may never develop or may take longer to develop than we anticipate, which would adversely impact our revenues and profitability.

         Distributed power-generation systems are an emerging market, and we do not know whether our targeted customers will accept our technology or will purchase our products in sufficient quantities to grow our business. If a mass market fails to develop or develops more slowly than we anticipate, we may be unable to meet our operational expenses and we may be unable to achieve profitability.

         The energy situation in California and the western United States may change and negatively impact our business.

         Problems associated with deregulation of the electric industry in California have resulted in intermittent service interruptions and significantly higher costs in some areas of California and the western United States. To alleviate these problems, emergency procedures have been implemented in California to provide for expedited review and approval of the construction and operation of new power plants in California on favorable terms. Additional competition from these power plants or other power sources that may take advantage of favorable legislation, as well as unforeseen changes in the energy market in California and the western United States, could diminish the demand for our products.

         Utility companies could place barriers to our entry into the marketplace, and we may not be able to effectively implement our business plan.

         Utility companies commonly charge fees to industrial customers for disconnecting from the grid, for using less electricity, or for having the capacity to use power from the grid for backup purposes. These types of fees could increase the cost to our potential customers of using our systems and could make our systems less desirable, thereby harming our revenue and profitability.

         We operate in a highly-regulated business environment and changes in regulation could impose costs on us or make our products less economical.

         Our products are subject to federal, state and local laws and regulations governing, among other things, emissions to air, as well as laws relating to occupational health and safety. Regulatory agencies may impose special requirements for implementation and operation of our products (e.g., connection with the electric grid) or may significantly impact or even eliminate some of our target markets. We may incur material costs or liabilities in complying with government regulations. In addition, potentially significant expenditures could be required in order to comply with the evolving environmental and health and safety laws, regulations and requirements that may be adopted or imposed in the future. The deregulation of the utility industry may also create challenges for our marketing efforts. For example, as part of electric utility deregulation, federal, state and local governmental authorities may impose transitional charges or exit fees, which would make it less economical for some potential customers to switch to our products.

         Because a small number of stockholders own a significant percentage of our common stock, they may control all major corporate decisions and our other stockholders may not be able to influence these corporate decisions.

         Our three executive officers and directors beneficially own approximately 36% of our outstanding common stock. In addition, one other investor beneficially owns approximately 7% of our common stock. If these parties act together, they can significantly influence the election of all directors and the approval of actions requiring the approval of a majority of our stockholders. The interests of our management or these investors could conflict with the interests of our other stockholders.


                            ITEM 3. LEGAL PROCEEDINGS

         None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By majority written consent of the holders of 2,000,000 shares, or 56%, of the issued and outstanding common stock, the stockholders approved a one-for-two reverse split of the issued and outstanding common stock and a change in the Company's name to Mid-Power Service Corporation, effective April 10, 2001, for all stockholders of record on April 9, 2001.

         By majority written consent of the holders of 3,508,825 shares, or 52%, of the issued and outstanding common stock, on August 9, 2001, the stockholders approved a merger of the Company with its wholly-owned Nevada subsidiary, Mid-Power Service Corporation, for the purpose of changing the domicile of the Company from Delaware to Nevada.

                                     PART II


                  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         The following table sets forth for the periods indicated the high and low closing prices for our common stock as quoted under the symbol "MPSC" on the Over-the-Counter Electronic Bulletin Board:

                                                              Low       High
                                                           ---------- ----------
        2001:
          Third Quarter (Through September 25, 2001).....    $2.10      $2.10
          Second Quarter.................................     2.25       2.25
          First Quarter..................................     2.00       2.00

        2000:
          Fourth Quarter.................................     1.50       1.50
          Third Quarter..................................     4.04       6.00
          Second Quarter.................................     2.00       2.00
          First Quarter..................................     1.00       1.00

        1999:
          Fourth Quarter.................................     0.25       0.25
          Third Quarter..................................     0.25       0.25
          Second Quarter.................................     0.25       0.25
          First Quarter..................................     0.25       0.50

         On September 25, 2001, the closing price per share of our common stock on the Over-the-Counter Electronic Bulletin Board was $2.10.

Penny Stock Regulations

         Our stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock. See Part I. Items 1 and 2. Business and Properties: Risk Factors:
There are Certain Rules Applicable to our Common Stock as a "Penny Stock," and those Rules May Limit the Liquidity and the Resale of our Common Stock.

Dividend Policy

         We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of September 25, 2001, we had approximately 377 stockholders.

Transfer Agent

         Our stock transfer agent is U.S. Stock Transfer Corporation,
1745 Gardena, Second Floor, Glendale, California, 91204-2991, telephone number 818-502-1404.

Recent Sales of Unregistered Securities

         During the fiscal year ended June 30, 2001, we issued securities without registration under the Securities Act of 1933 on the terms and circumstances described in the following paragraphs.

         Unless otherwise indicated, all transactions were the result of arm's-length negotiations. Transactions involving the issuances of stock to persons who, at the time of such transactions, were either executive officers, directors, principal stockholders or other affiliates are noted. In each case of the issuance of stock to affiliates, unless otherwise noted, such affiliates purchased stock on the same terms at which stock was sold to unrelated parties in contemporaneous transactions, and such transactions were approved unanimously by the disinterested directors.

         Certificates for all shares issued in the following transactions bore a restrictive legend conspicuously on their face and stop transfer instructions were noted respecting such certificates on our stock transfer records.

         On April 27, 2001, we completed a private placement of 3,000,000 shares of restricted common stock to 14 purchasers at $0.25 per share for gross proceeds of $750,000. The offering was limited to, and each of the purchasers was, an accredited investor. Each transaction was negotiated by one or more of our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

         On June 18, 2001, we completed a private placement of 2,000,000 shares of restricted common stock at $2.50 for gross proceeds of $5 million to one investor. The offering was limited to, and the purchaser was, an accredited investor. The transaction was negotiated by one or more of our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipient acknowledged in writing that it was receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent. The purchaser, SCRS Investors, LLC, is a majority stockholder owning 29.4% of our outstanding shares of common stock as of June 30, 2001. James W. Scott, appointed as Chief Executive Officer and director on June 26, 2001, and elected President on August 2, 2001, is the beneficial owner of SCRS Investors, LLC.

         Each of the above transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering.

                         ITEM 6. SELECTED FINANCIAL DATA

         The following selected consolidated financial data of Mid-Power Service Corporation for the five years ended June 30, 2001, are derived from the audited financial statements and notes thereto of Mid-Power Service Corporation. The selected consolidated financial data should be read in conjunction with our Consolidated Financial Statements and the Notes thereto included elsewhere in this report.

                                                                          Years Ended June 30,
                                                    ------------------------------------------------------------------
                                                        2001          2000          1999        1998         1997
                                                    -------------- ------------  ----------- ------------ ------------
Operating Revenues................................  $         --    $      --     $      --   $     --     $      --
Oil and gas sales(1)..............................            --           --           916     38,161        65,231
Loss from continuing operations...................       (36,856)     (28,150)      (31,299)   (31,151)      (24,693)
Loss per share from continuing operations(2)......         (0.02)       (0.03)        (0.05)     (0.05)        (0.04)
Total assets......................................     6,540,213       20,590        81,655    116,356        94,262
Long-term debt, net of current portion............            --           --            --         --            --
Stockholders' equity..............................     5,512,353       20,590        52,211     82,646        80,014

----------------------
(1) Component of discontinued operations effective June 30, 1998. All periods shown have been restated to exclude oil and gas sales from operating revenues.
(2) We effected a one-for-two stock split in April 2001. All per share amounts have been restated to reflect the retroactive effect of the stock split. See Note 2 and Note 9 of the Notes to the Consolidated Financial Statements for additional information.

         Effective June 30, 1998, we sold our oil and gas properties to a company wholly-owned by Dix R. Turnbow, an officer and former controlling stockholder of the Company. The oil and gas properties sold had net book value of $2,329. The oil and gas properties were sold for $27,500. A recognized gain in the amount of $25,171 was realized by us from the sale for the year ended June 30, 1998.

         An affiliate receivable of $27,500 is reflected at June 30, 1998. We discontinued operations in the mineral extraction segment of business conducted since 1997. Additional information describing the disposition may be found in the Independents Auditors' Report for the year ended June 30, 2000, and Note 4 of the Consolidated Financial Statements, which is included in this report.

         As of June 30, 2000, and through June 30, 2001, we were inactive as all investments and ongoing business activities had been disposed of as of June 30, 2000.

                 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION

General

     Over the past several years, we phased out our oil and gas operations and related investments. The exploration, development and production of oil and gas reserves had been our primary source of revenues. However, this segment was discontinued as of June 30, 1998. During 1997, we initiated an investment in a second industry segment--mining of extractive minerals. We obtained leasehold interests on acreage in West Texas for future extraction of mineral substances, including bentonite, zeolite and other associated minerals. The mineral extraction segment did not generate revenue during its existence, and we discontinued operations in this business segment during the year ended
June 30, 2000.

         As of June 30, 2000, and through June 30, 2001, we were inactive as all investments and ongoing business activities had been disposed of prior to June 30, 2000.

         On March 12, 2001, eight individuals purchased an aggregate of 1,500,000 shares of restricted common stock from six existing stockholders. Additionally, one investor purchased an irrevocable proxy to vote 500,000 shares of outstanding common stock and an option, which was exercised in May 2001, to purchase 100,0000 outstanding shares of restricted common stock. As a result of the foregoing transactions, the eight purchasers had voting control over approximately 55% of our outstanding common stock.

         In June 2001, certain stockholders contributed 100% of their ownership interests in Mid-Power Service Corporation, Nevada ("Mid-Power Nevada"), which holds a Federal Energy Regulatory Commission license to trade and generate electric power throughout the United States and all of the outstanding stock of Wind Associates, Inc. We assumed liabilities in excess of assets of approximately $204,000, which were subsequently paid on June 30, 2001. A significant portion of the liabilities assumed was notes payable to one of our stockholders and a director.

         Subsequent to March 12, 2001, we received gross proceeds of $5,750,000 from the sale of restricted common stock. We intend to use the proceeds to implement our business plan, which includes the generation and trading of electrical power, development of energy-related technologies, and the acquisition of oil and gas fuel sources for power generation through exploration, development and acquisition.

Results of Operations

     The following reflects historical data for our former operations. As a result of the significant changes referred to above, the results of operations for previous periods are not indicative of results that may be expected in the future.

         General and Administrative Expense and Professional Fees

         General and administrative expense and professional fees for the years ended June 30, 2001, 2000 and 1999 consist mainly of consulting fees for officers, salaries for employees, travel expenses, legal, accounting and other professional fees. General and administrative expenses were $10,139, $9,665 and $8,053, respectively. Professional fees were $28,135, $11,441 and $14,311, respectively. Professional fees for the year ended June 30, 2001, increased 145% over the year ended June 30, 2000, as we were in the process of implementing our current business plan and incurred additional costs for consultants and legal expense.

         Interest and Other Income

         Interest income increased during the year ended June 30, 2001, to $8,815 from $456 during the previous year. This increase is due to greater cash balances held in interest-bearing accounts during the year, as compared with the previous year. Interest income during the year ended June 30, 2000, decreased to $456 from $1,065 during the previous year. This decrease is the result of decreased interest received from collections of the note receivable acquired during the year ended June 30, 1994, and a decrease of cash maintained in interest-bearing accounts during the year.

         Interest Expense

         Interest expense increased during the year ended June 30, 2001, to $7,397 from $0 during the previous year. This increase is due to the interest due under the note payable at the end of the year. We did not have notes payable at the years ended June 30, 2000 and 1999.

Liquidity and Capital Resources

         Our liquidity position was greater at June 30, 2001, as compared with June 30, 2000, as shown by a $4,483,321 increase in working capital, principally due to the receipt of net proceeds of $5,732,705 from the sale of common stock. This resulted in a net increase of $5,461,181 in cash on hand as of June 30, 2001, as compared to a year earlier.

         We had no long-term debt as of June 30, 2001 or 2000.

Future Operations

         We have initial capital to implement a plan to generate and trade electrical power, to develop energy-related technologies, and to acquire oil and gas fuel for power generation through exploration, development or acquisitions. We may acquire oil and gas opportunities through the acquisition of interests in properties or other entities with production, reserves or prospects. For example, subsequent to June 30, 2001, we purchased 70% of the issued and outstanding stock of MaxCo Oil Co., a privately-owned oil company based in Bakersfield, California, with producing oil and gas wells and additional oil and gas holdings in Kern County, California, that may provide a fuel source for generation plants we develop. Power produced from any generation facility we develop may be sold or traded.

         We require funds for ongoing general and administrative expenses as well as costs associated with the development of distributed power generation and other power or fuel acquisition projects. We will seek debt or other project financing for specific power generation projects or fuel acquisitions, but have no commitments for any such financings that we may desire for the future. We expect that we will be required to provide equity capital for a portion of the cost of any project we undertake.

         As of June 30, 2001, as adjusted to give effect to the subsequent purchase of MaxCo Oil Co., but to no other changes after such date, we had working capital of approximately $4,050,000. We believe these funds will be sufficient for our capital requirements for the balance of the fiscal year ending June 30, 2002. However, we may benefit from the infusion of additional capital if we accelerate our plans to develop distributed power-generation facilities or have the opportunity to participate in other power-related projects. We may seek to obtain any additional capital that may be required through the sale of securities. We have no arrangements to obtain any additional capital we may require.

                      ITEM 7A. QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

         Management does not believe that the business of the Company is affected by seasonality or inflation.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS 133, as amended, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. The Company adopted SFAS 133, as amended, beginning July 1, 2000. The adoption of SFAS 133 did not have a material impact on assets, liabilities or equity.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No 101, entitled "Revenue Recognition in Financial Statements." SAB 101A and SAB 101B were issued by the Securities and Exchange Commission and delay the required implementation date of SAB 101 until the fourth quarter of 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

         On June 30, 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards No. 141, Business Combinations, or SFAS 141, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, or SFAS 142. SFAS 141 states that all business combinations should be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS
142. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. The adoption of SFAS 141 and 142 is not expected to have a material effect on the Company's financial position or results of operations.


               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated financial statements, including the accountants' reports, are included beginning at page F-1 immediately following the signature page of this report.


              ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have not had any disagreements on accounting and financial disclosure required to be reported.

         On August 3, 2001, our Board of Directors determined not to engage Mann, Frankfort, Stein & Lipp, CPAs LLP, Houston, TX ("Mann"), as our principal accountant to audit and report on our consolidated financial statements for the year ended June 30, 2001.

         The report of Mann on our financial statements, consisting of balance sheet as of June 30, 2000, and the related statements of income, stockholders' equity and cash flows for the years ended June 30, 2000 and 1999, did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principles.

         In connection with our two most recent fiscal year audits and any subsequent interim period preceding the dismissal of Mann, there were no disagreements with Mann or reportable events on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In connection with its audit of our 2000 financial statements, Mann noted no matters involving the internal control structure and our operations that it considered to be material weaknesses.

         On August 3, 2001, our Board of Directors approved the engagement of Hein + Associates, LLP, ("Hein"), Orange, CA, as independent accountant and auditor to report on our consolidated financial statements for the year ended June 30, 2001.

         No consultations occurred between the Company and Hein during the two most recent fiscal years and any subsequent interim period prior to Hein's appointment regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company's consolidated financial statements, or other information provided that was considered by the Company in reaching a decision as to an accounting, auditing or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

                                    PART III


           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

         Our articles of incorporation provide for the election of the entire board of directors at each annual meeting of stockholders, with each director to serve until the next annual meeting and until such director's successor is elected and qualified. Officers are elected and serve at the pleasure of the board of directors.

         The following table sets forth the name, age and position of each of our current directors and executive officers:

     Name               Age                        Title
-------------------    ------  -------------------------------------------------
James W. Scott           50     Director, Chief Executive Officer and President
Kenneth M. Emter         50     Director, Chief Financial Officer and Treasurer/
                                Secretary
Michael T. Maloney       51     Director

         The principal occupation, title and business experience of our executive officers and directors during the past five years, including the names and locations of employers, are indicated below.

         James W. Scott was appointed Chief Executive Officer, President and Chairman of the Board of Mid-Power Service Corporation in June 2001. From
1996 through early 2001, Mr. Scott has served as President, Chief Executive Officer and Director of EARTHCO, a Nevada corporation that owned and operated major developmental and mining properties and synthetic fuel plants throughout the United States. Mr. Scott played a major role in the identification of
Section 29 tax credits for coal recovery and processing facilities, which allowed EARTHCO to design and develop a process system. EARTHCO was one of the very few companies that possessed a complete program for coal recovery, processing, utilization, enhancement and marketing. Previously, Mr. Scott has been involved as the owner and operator of a real estate development company, a nonhazardous waste remediation company that operated in California, Nevada and Utah and has been an individual investor in several companies and projects.

         Kenneth M. Emter serves as Chief Financial Officer, Treasurer, Secretary and Director. Mr. Emter holds accreditation as a Certified Public Accountant and has over 25 years of management, accounting and finance experience. Prior to joining Mid-Power Service Corporation, Mr. Emter managed his own accounting firm, Kenneth M. Emter Accounting Services, Las Vegas, Nevada, which he founded in 1994.

         Michael T. Maloney serves as a Director for Mid-Power Service Corporation. Mr. Maloney is a Professor of Economics at Clemson University in Clemson, South Carolina, a position he has held since 1984. For eight years, from 1984 to 1992, he was Head of the Economics Department at Clemson. In addition to his position at Clemson University, Mr. Maloney held a faculty position at Emory University in 1981 and 1982. In 1990, Mr. Maloney served as a senior financial economist at the U.S. Securities and Exchange Commission. At present, he is an Associate Editor of the Journal of Corporate Finance and Studies in Economics and Finance. Mr. Maloney received his B.A. degree from Lewis College in 1970, his M.A. from Western Illinois University, and his Ph.D. from Louisiana State University in 1978. Michael Maloney has been published in numerous scholarly journals.

         The board of directors has no standing audit or compensation committees.

                         ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth, for the last three fiscal years of the Company, the annual compensation earned by, awarded to or paid to the person who was Chief Executive Officer of the Company and each of the other highest compensated executive officers of the Company as of the end of the last fiscal year (the "Named Executive Officers"):

    Name and Principal Position               Year Ended June 30   Salary ($)
-------------------------------------------- --------------------- ------------
James W. Scott.............................          2001               --
  President (CEO--since June 2001)                   2000               --
                                                     1999               --

Gorman H. King.............................          2001               --
  President (CEO--March - June 2001)                 2000               --
                                                     1999               --

Ronnie Hinze...............................          2001               --
  President (CEO--prior to March 2001)               2000               --
                                                     1999               --

         James W. Scott, Chief Executive Officer and Chairman, will receive a salary of $10,000 per month effective October 1, 2001. Mr. Kenneth M. Emter, Chief Financial Officer, Secretary, Treasurer and Director, bills us on a monthly basis.

         We reimburse our directors for costs of attending meetings of the board of directors, but do not otherwise compensate our directors.

                     ITEM 12. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is the name of each person who owns of record, or is known by us to own beneficially, 5% or more of the 6,800,244 shares of the issued and outstanding common stock of the Company as of June 30, 2001:

                 Name of Person or Group                    Nature of Ownership        Amount        Percent(1)
-------------------------------------------------------------------------------------------------------------------
Principal Stockholders:
-----------------------
  James W. Scott(1).....................................     Common Stock             2,300,000         33.8
    3800 Howard Hughes Parkway, Suite 860A
    Las Vegas NV  89109

Clemons F. Walker & Leslie A. Walker
    Family Trust........................................     Common Stock               458,825          6.7
    8 Hummingbird Lane
    Henderson, NV  89014

Directors:
----------
  James W. Scott........................................               ----------See above----------

  Kenneth M. Emter(2)...................................     Common Stock               143,750          2.1

  Michael T. Maloney....................................     Common Stock                     0            0


 All Executive Officers and Directors as a Group
      (3 persons):......................................     Common Stock             2,443,750         35.9
---------------------

(1) Mr. Scott is the beneficial owner of 2,000,000 shares owned by SCRS Investors, LLC, and 300,000 shares owned by Nimitz Development, Inc.

(2) Mr. Emter owns 93,750 shares in his own name and is the beneficial owner of 50,000 shares owned by KME Associates, LLC.


             ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following transactions between related parties were not the result of arm's-length negotiations, but are on terms that, in the opinion of the board of directors, are fair to us from a financial point of view.

Executive Offices

         Our headquarters in Las Vegas, Nevada, are presently located in office space that is shared with several entities owned or controlled by James W. Scott, an officer and director of the Company. We are responsible for 50% of the rental fees and 50% of the office equipment fees. We rent the office facility on a monthly basis for $3,163 beginning July 1, 2001. We had no rent expense for the year ended June 30, 2001. Rent expense for the years ended June 30, 2000 and 1999, was $3,702 and $3,128, respectively.

Dix R. Turnbow Transactions

         In March 1994, we purchased a note receivable held by Dix R. Turnbow, which was originally issued to a third party to partially finance the sale of certain land. We purchased the note for the amount of outstanding principal at the time of acquisition. The note was payable in monthly installments of $243, including interest at 8%, maturing August 2003, and secured by an assignment of the deed of trust covering that certain parcel of land. Interest received during the years ended June 30, 2000 and 1999, amounted to $456 and $911, respectively. The fair value of this instrument was estimated based on rates that the Company would offer to debtors of similar credit quality for similar financing arrangements. During the year ended June 30, 2000, this note was satisfied through the sale of assets discussed below.

         During the year ended June 30, 1997, we entered into a joint project with an affiliated entity owned by Dix R. Turnbow and another stockholder and president of the Company, to acquire leasehold interests in acreage located in West Texas for future mineral extraction. As of June 30, 1999, we had leasehold interests on approximately 3,825 net acres in West Texas and had capitalized costs, including lease bonus payments and related acquisition costs, aggregating $63,862. We discontinued operations of this business segment during the year ended June 30, 2000. This mineral extraction segment did not generate revenue during its existence.

         On March 6, 2000, we agreed to sell assets consisting of the above note receivable, nominal office furniture and equipment, and our mineral leasehold interests that, after depreciation, depletion and amortization, had a net book value of approximately $83,000. Our directors determined to dispose of such properties because of the significant investment that would be required by us to be able to generate material business activities with these properties that, with our current principal stockholders, would be well in excess of the amounts of cash currently available to us. Accordingly, these assets were sold to Topo Minerals, LLC, which is owned by Dix Turnbow, Ronnie Hinze and Scott E. Turnbow, former directors and/or executive officers of the Company, in consideration of $100 in cash, the release by the owners of Topo Minerals, LLC, of any claim or liability against us whatsoever, and the assumption by Topo Minerals, LLC of all obligations relating to the property arising from and after the date of such conveyance.

         The amount of the consideration we received was determined by the former directors, acting both on our behalf and in their own behalf as owners of Topo Minerals, LLC. However, the transaction had been ratified by stockholders owning 85% of our outstanding common stock.

Sale of Common Stock

         On June 18, 2001, we completed a private placement of 2,000,000 shares of restricted common stock at $2.50 for a net proceeds of approximately $4.9 million to one investor, SCRS Investors, LLC. SCRS LLC's managing member is an officer and director of the Company and is a majority stockholder of the Company owning 29.4% of the outstanding shares of common stock as of June 30, 2001.

Acquisition of Subsidiaries

         In June 2001, certain of our stockholders contributed to us all of the issued and outstanding shares of Mid-Power Service Corporation, a Nevada corporation that owned a FERC license to trade and generate electricity and all of the issued and outstanding stock of Wind Associates, Inc., a North Dakota corporation. As part of this capital contribution, we assumed certain liabilities of the subsidiaries including notes payable to one of the stockholders with principal of $125,200 and accrued interest of $4,516. The principal and accrued interest was paid to the stockholder on June 30, 2001.

                                     PART IV


                ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                             AND REPORTS ON FORM 8-K

(a)      Index to Exhibits:

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------
      Item 3.               Articles of Incorporation and Bylaws
-------------- ------------ ------------------------------------------------------------------- -------------------
         3.01         3     Amended and Restated Certificate of Incorporation of Caplan         This filing
                            Corporation (name changed herein to Mid-Power Service
                            Corporation) filed April 4, 2001, effective as of April 10, 2001
         3.02         3     Bylaws                                                              Incorporated by
                                                                                                reference(1)

      Item 4.               Instruments Defining the Rights of Security Holders, Including
                            Indentures
-------------- ------------ ------------------------------------------------------------------- -------------------
         4.01         4     Specimen stock certificate                                          This filing

     Item 10.               Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------
        10.01        10     Agreement of Stockholders To Sell Stock of MaxCo Oil Co., Inc.      Incorporated by
                            entered August 22, 2001                                             reference(2)

     Item 16.               Letter re Change in Certifying Accountant
-------------- ------------ ------------------------------------------------------------------- -------------------
        16.01      16       Letter from Mann, Frankfort, Stein & Lipp, CPAs LLP to the          Incorporated by
                            Securities Exchange Commission regarding change in certifying       reference(3)
                            accountant dated August 9, 2001

     Item 21.               Subsidiaries of the Registrant
-------------- ------------ ------------------------------------------------------------------- -------------------
        21.01      21       Schedule of subsidiaries                                            This filing

(1)  Incorporated by reference from Registration Statement on Form S-18, SEC No. 2-85602-D.
(2)  Incorporated by reference from Form 8-K filed September 14, 2001.
(3)  Incorporated by reference from Form 8-K filed August 10, 2001.

(b) Reports on Form 8-K. During the quarter ended June 30, 2001, we did not file any reports on Form 8-K. Subsequently, we filed the following reports on Form 8-K:

         Date of Event Reported                  Item Reported
         ----------------------  -----------------------------------------------
             August 3, 2001      Item 4.  Changes in Registrant's Certifying
                                          Accountant
             August 30, 2001     Item 2.  Plan of Acquisition, Reorganization,
                                          Arrangement, Liquidation or Succession

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  MID-POWER SERVICE CORPORATION


Date: October 5, 2001                             By /s/ James W. Scott
                                                     ---------------------------
                                                     James W. Scott, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: October 5, 2001
                                       /s/ James W. Scott
                                       -----------------------------------------
                                       James W. Scott, Chairman and President
                                       (Chief Executive Officer)

                                       /s/ Kenneth M. Emter
                                       -----------------------------------------
                                       Kenneth M. Emter, Director and Secretary/
                                       Treasurer (Chief Financial Officer)

                                       /s/ Michael T. Maloney
                                       -----------------------------------------
                                       Michael T. Maloney, Director

                          MID-POWER SERVICE CORPORATION
                                AND SUBSIDIARIES
                          (FORMERLY CAPLAN CORPORATION)

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                             June 30, 2001 and 2000




                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                           PAGE


Independent Auditor's Report - HEIN + ASSOCIATES LLP........................F-2

Independent Auditor's Report - Mann, Frankfort, Stein & Lipp, CPAs LLP......F-3

Consolidated Balance Sheets - June 30, 2001 and 2000........................F-4

Consolidated Statements of Operations - For the Years Ended
  June 30, 2001, 2000 and 1999..............................................F-5

Consolidated Statement of Stockholders' Equity  - For the Three
  Years Ended June 30, 2001.................................................F-6

Consolidated Statements of Cash Flows - For the Years Ended
  June 30, 2001, 2000 and 1999..............................................F-7

Notes to Consolidated Financial Statements..................................F-8

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
Mid-Power Service Corporation (formerly Caplan Corporation)
Las Vegas, Nevada


We have audited the accompanying consolidated balance sheet of Mid-Power Service Corporation (formerly Caplan Corporation) and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Power Service Corporation (formerly Caplan Corporation) and subsidiaries as of June 30, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ HEIN + ASSOCIATES LLP

HEIN + ASSOCIATES LLP
Certified Public Accountants
Orange, California
August 23, 2001

Board of Directors
Caplan Corporation
Brenham, Texas

We have audited the accompanying balance sheet of Caplan Corporation (a Delaware corporation) as of June 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Caplan Corporation as of June 30, 2000, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 2 to the financial statements, the Company discontinued its operations in the industry segment that had been its primary source of revenues
- the mining of extractive materials during the year ended June 30, 2000. Also, during the year ended June 30, 2000, a significant change in ownership and management of the Company occurred. The new management is actively exploring business opportunities for investment.

/s/ Mann, Frankfort, Stein & Lipp, CPAs LLP

Houston, Texas
August 23, 2000

                 MID-POWER SERVICE CORPORATION AND SUBSIDIARIES
                          (FORMERLY CAPLAN CORPORATION)

                           CONSOLIDATED BALANCE SHEETS



                                                                                              JUNE 30,
                                                                            -----------------------------------------
                                                                                    2001                     2000
                                                                            ----------------         ----------------
                                     ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                              $      5,481,771         $         20,590
     Other receivable                                                                 50,000                        -
                                                                            ----------------         ----------------
         Total current assets                                                      5,531,771                   20,590

PROPERTY AND EQUIPMENT, net                                                            7,217                        -

INVESTMENTS                                                                        1,001,225                        -
                                                                            ----------------         ----------------
TOTAL ASSETS                                                                $      6,540,213         $         20,590
                                                                            ================         ================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                           $      1,000,000         $              -
     Accounts payable                                                                 26,486                        -
     Accrued payroll and other                                                         1,374                        -
                                                                            ----------------         ----------------
              Total current liabilities                                            1,027,860                   -
                                                                            ----------------         ----------------

COMMITMENTS AND CONTINGENCIES                                                              -                        -

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 10,000,000 shares authorized,
         none issued and outstanding                                                       -                        -
     Common stock, $.001 par value, 100,000,000 shares authorized,
         6,800,244 and 1,800,244, issued and outstanding, at
         June 30, 2001 and 2000, respectively                                          6,800                    1,800
     Additional paid-in capital                                                    7,005,268                1,481,649
     Accumulated deficit                                                          (1,499,715)              (1,462,859)
                                                                            ----------------         ----------------
              Total stockholders' equity                                           5,512,353                   20,590
                                                                            ----------------         ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      6,540,213         $         20,590
                                                                            ================         ================

       See accompanying notes to these consolidated financial statements.

                                MID-POWER SERVICE CORPORATION AND SUBSIDIARIES
                                         (FORMERLY CAPLAN CORPORATION)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                     FOR THE YEARS ENDED
                                                                                          JUNE 30,
                                                               -----------------------------------------------------------
                                                                      2001                  2000                 1999
                                                               ----------------      ----------------     ----------------
REVENUES                                                       $              -      $              -     $              -
                                                               ----------------      ----------------     ----------------

COSTS AND EXPENSES:
     Professional fees                                                   28,135                11,441               14,311
     General and administrative                                          10,139                 9,665                8,053
     General and administrative - affiliate                                   -                 7,500               10,000
                                                               ----------------      ----------------     ----------------
         Total costs and expenses                                        38,274                28,606               32,364
                                                               ----------------      ----------------     ----------------

LOSS FROM OPERATIONS                                                    (38,274)              (28,606)             (32,364)
                                                               ----------------      ----------------     ----------------

OTHER INCOME (EXPENSE):
     Interest income                                                      8,815                   456                1,065
     Interest expense                                                    (7,397)                    -                    -
                                                               ----------------      ----------------     ----------------
         Total other income                                               1,418                   456                1,065

LOSS FROM CONTINUED OPERATIONS BEFORE INCOME TAXES AND
   DISCONTINUED OPERATION                                               (36,856)              (28,150)             (31,299)
                                                               ----------------      ----------------     ----------------

     Results of operations of discontinued segment, net of
       income tax expense of $0                                               -                     -                  864
     Loss on disposal of discontinued segment, net of
       income tax expense of $0                                               -               (83,471)                   -
                                                               ----------------      ----------------     ----------------

NET LOSS                                                       $        (36,856)     $       (111,621)    $        (30,435)
                                                               ================      ================     ================


BASIC & DILUTED NET LOSS PER SHARE:
     Continued operations                                      $          (0.02)     $          (0.03)     $         (0.05)
     Discontinued operation                                                   -                 (0.08)                 **
                                                               ----------------      ----------------     ----------------
     Net loss                                                  $          (0.02)     $          (0.11)     $         (0.05)
                                                               ================      ================     ================

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)               2,392,177             1,031,629              650,244
                                                               ================      ================     ================

** Net loss per share is less than $0.01 per weighted average share outstanding.


       See accompanying notes to these consolidated financial statements.

                                         MID-POWER SERVICE CORPORATION AND SUBSIDIARIES
                                                 (FORMERLY CAPLAN CORPORATION)

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS EQUITY
                                             FOR THE THREE YEARS ENDED JUNE 30, 2001

                                            PREFERRED STOCK          COMMON STOCK          ADDITIONAL                   TOTAL
                                       -----------------------   ----------------------    PAID-IN     ACCUMULATED  STOCKHOLDERS'
                                          SHARES      AMOUNT       SHARES      AMOUNT      CAPITAL       DEFICIT        EQUITY
                                       ----------   ----------   ---------   ----------   ----------   -----------   -----------
BALANCES, July 1, 1998                  1,500,000   $    1,500     650,244   $      650   $1,387,799   $(1,307,303)  $    82,646

  Net loss                                      -            -           -            -            -       (30,435)      (30,435)
                                       ----------   ----------   ---------   ----------   ----------   -----------   -----------
BALANCES, June 30, 1999                 1,500,000        1,500     650,244          650    1,387,799    (1,337,738)       52,211

  Sale of common stock                          -            -   1,150,000        1,150       93,850             -        95,000

  Preferred stock repurchased          (1,500,000)      (1,500)          -            -            -       (13,500)      (15,000)

  Net loss                                      -            -           -            -            -      (111,621)     (111,621)
                                       ----------   ----------   ---------   ----------   ----------   -----------   -----------
BALANCES, June 30, 2000                         -            -   1,800,244        1,800    1,481,649    (1,462,859)       20,590

  Sale of common stock, net of
   offering costs                               -            -   3,000,000        3,000      738,050             -       741,050

  Sale of common stock to a director,
   net of offering costs                        -            -   2,000,000        2,000    4,989,655             -     4,991,655

  Excess of purchase price over net
   assets acquired of business
   operations under common control              -            -           -            -     (204,086)            -      (204,086)

  Net loss                                      -            -           -            -            -       (36,856)      (36,856)
                                       ----------   ----------   ---------   ----------   ----------   -----------   -----------
BALANCES, June 30, 2001                         -   $        -   6,800,244   $    6,800   $7,005,268   $(1,499,715)  $ 5,512,353
                                       ==========   ==========   =========   ==========   ==========   ===========   ===========

       See accompanying notes to these consolidated financial statements.

                                         MID-POWER SERVICE CORPORATION AND SUBSIDIARIES
                                                  (FORMERLY CAPLAN CORPORATION)

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      FOR THE YEARS ENDED
                                                                                           JUNE 30,
                                                                ----------------------------------------------------------------
                                                                       2001                  2000                  1999
                                                                --------------------  -------------------   --------------------
CASH FLOW FROM OPERATING ACTIVITIES:
     Net loss                                                   $        (36,856)     $       (111,621)     $        (30,435)
     Adjustments to reconcile net loss to net cash used in
       operating activities:
       Depreciation                                                            -                    80                    80
       Expense recorded and liability assumed by an affiliate                  -                 7,500                     -
       Accounts payable assumed by an affiliate                                -                 1,938                     -
       Loss on disposal of discontinued segment                                -                83,471                     -

     Changes in operating assets and liabilities:
       Accounts receivable                                                     -                     -                29,563
       Other receivable                                                  (50,000)                    -                     -
       Accounts payable                                                 (104,692)              (49,444)               (4,266)
                                                                ----------------      ----------------      ----------------
         Net cash used in operating activities                          (191,548)              (68,076)               (5,058)
                                                                ----------------      ----------------      ----------------

CASH FLOW FROM INVESTING ACTIVITIES:
     Cash received from capital contribution made by directors            45,224                     -                     -
     Cash paid for investment                                         (1,000,000)                    -                     -
     Cash paid for mineral leasehold interests                                 -                     -                (1,820)
     Collections on note receivable                                            -                 1,243                 2,001
                                                                ----------------      ----------------      ----------------
         Net cash provided by (used in) investing activities            (954,776)                1,243                   181
                                                                ----------------      ----------------      ----------------

CASH FLOW FROM FINANCING ACTIVITIES:
     Proceeds from sale of stock                                       5,732,705                95,000                     -
     Payment for repurchase of preferred stock                                 -               (15,000)                    -
     Proceeds from notes payable                                       1,000,000                     -                     -
     Principal payments on notes payable and long-term debt             (125,200)                    -                     -
                                                                ----------------      ----------------      ----------------
         Net cash provided by financing activities                     6,607,505                80,000                     -
                                                                ----------------      ----------------      ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       5,461,181                13,167                (4,877)

CASH AND CASH EQUIVALENTS, beginning of year                              20,590                 7,423                12,300
                                                                ----------------      ----------------      ----------------

CASH AND CASH EQUIVALENTS, end of year                          $      5,481,771      $         20,590      $          7,423
                                                                ================      ================      ================

SUPPLEMENTAL CASH FLOW INFORMATION:
     Cash payments for:
         Interest                                               $          4,516      $              -      $              -
                                                                ================      ================      ================
         Income taxes                                           $              -      $              -      $              -
                                                                ================      ================      ================

SUPPLEMENTAL DISCLOSURE OF NON-CASH
    TRANSACTIONS:
     Note receivable satisfied in consideration of common
      stock issued                                              $              -      $         15,000      $              -
                                                                ================      ================      ================
     Liabilities assumed in excess of assets, less cash,
      contributed to the Company by stockholders                $        249,310      $              -      $              -
                                                                ================      ================      ================

       See accompanying notes to these consolidated financial statements.

                 MID-POWER SERVICE CORPORATION AND SUBSIDIARIES
                          (FORMERLY CAPLAN CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       ORGANIZATION AND NATURE OF OPERATIONS:

         The consolidated financial statements include the accounts of Mid-Power Service Corporation (formerly Caplan Corporation) and its wholly owned subsidiaries: Mid-Power Service Corporation, a Nevada corporation, Wind Associates, Inc, a North Dakota corporation and Mid-Power Energy Trading LLC, a Nevada limited liability company and 50% owned subsidiary, of Emergency Power Systems, LLC, a Nevada limited liability company (collectively, "the Company").

         Mid-Power Service Corporation, formerly known as Caplan Corporation, was incorporated under the laws of the State of Delaware on July 5, 1983, for the purpose of participating in oil and gas activities in the United States.

         Over the past several years, the Company has continued to phase-out its operations and related investments. The exploration, development and production of oil and gas reserves had been the Company's primary source of revenues, however, it was discontinued in 1998. During 1997, the Company initiated its investment in a second industry segment; mining of extractive minerals. The Company obtained leasehold interests on acreage in West Texas for future extraction of mineral substances, including bentonite, zeolite and other associated minerals. The mineral extraction segment did not generate revenue during its existence and the Company discontinued operations in this business segment during the year ended June 30, 2000. In March 2000, the Company sold 1,150,000 shares of restricted common stock in a private placement generating gross proceeds of $80,000. The purchasers of the private placement shares also purchased additional shares from the existing officers, directors, and stockholders of the Company.

         As of June 30, 2000 and through June 30, 2001 the Company was inactive as all investments and ongoing business activities had been disposed of during the year ended June 30, 2000.

         On March 12, 2001, eight individuals purchased an aggregate of 1,500,000 shares of restricted common stock from six existing stockholders of the Company. Additionally, one investor purchased an irrevocable proxy to vote 500,000 shares of outstanding common stock and an option, which was exercised in May 2001, to purchase 100,0000 outstanding shares of restricted common stock. As a result of the foregoing transactions, the eight purchasers have voting control over approximately 55% of the Company's common stock.

         Also on March 12, 2001, the stockholders of the Company, by majority written consent, elected a new board of directors, which in turn elected new officers. The Company then effected a one-for-two reverse split of the common stock of the Company and changed its name to "Mid-Power Service Corporation." All share and per share amounts in these financial statements have been restated to reflect the retroactive effect of the stock split.

         Subsequent to March 12, 2001, the Company completed two private placements generating gross proceeds of $5,750,000. The Company intends to use the proceeds to implement its business plan which includes the generation and trading of electrical power, development of energy related technologies and the acquisition of oil and gas fuel sources for power generation through exploration, development, and acquisition.

                 MID-POWER SERVICE CORPORATION AND SUBSIDIARIES
                          (FORMERLY CAPLAN CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Mid-Power Nevada and Wind had no significant activity from operations for the period of inception, September 2000, through June 26, 2001. The statements presented for the year ended June 30, 2001 resemble those that would be shown in a pro forma. The following presents unaudited pro forma information as if the acquisitions described above occurred on July 1, 2000:

                                                     For the Year Ended
                                                       June 30, 2001
                                                     -----------------
                                                        (unaudited)

           Revenues                                  $         -
                                                     =================
           Operating loss                            $       (277,232)
                                                     =================
           Net loss                                  $       (281,743)
                                                     =================
           Basic and diluted loss per share          $         (0.12)
                                                     =================


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation - The consolidated financial statements include the accounts of Mid-Power Service Corporation and its wholly owned subsidiaries (collectively, "the Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

         Cash and Cash Equivalents - For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

         Investments -In June 2001, the Company purchased a 22.2% interest in First Step Investors LLC (FSI) for $1,000,000. Additionally, other investor/partners invested an additional $3.5 million in FSI. The total $4.5 million invested in FSI will be used to acquire 70% of the interest Gordon Brothers Group Capital LLC owns in First Step Capital LLC, which has a financial interest in power generating facilities. The investment is being accounted for under the cost recovery basis of accounting for investments due to the uncertain future revenue as well as the inability to recover the initial investment. During the year ended June 30, 2001, the Company has not received cash flows from this investment.

         In addition, the Company holds a license to trade and generate electric power throughout the United States. The license has an unlimited term and enables the Company to engage in wholesale electronic power and energy transactions as a marketer. As of June 30, 2001, the Company has not earned revenues under the license, but anticipates revenues under the license in the near future.

         Mineral Leasehold Interests: Mineral leasehold interests are carried at acquisition cost. The acquisition costs of these unproven interests are assessed at least annually for impairment of value, and if such impairment is indicated, a loss is recognized by providing a valuation allowance. No impairment losses have been recognized by the Company. Delay rental payments are charged to operations when payment is made to the landowner. See also Note 4 for further details.

                 MID-POWER SERVICE CORPORATION AND SUBSIDIARIES
                          (FORMERLY CAPLAN CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization of property and equipment is calculated using the straight-line method over the estimated useful lives (ranging from 5 to 7 years) of the respective assets. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of property or equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations.

         Income Taxes - The Company accounts for income taxes under the liability method which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined, based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

         Earnings Per Share - Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company had no common stock equivalents as of June 30, 2001, 2000 and 1999 that were dilutive.

         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. The actual results could differ from those estimates.

         The Company's financial statements are based upon a number of significant estimates including the estimated lives of property and equipment, and the realizability of deferred tax assets. Due to the uncertainties inherent in the estimation process, it is at least reasonably possible that these estimates will be further revised in the near term and such revisions could be material.

         Stock-Based Compensation - The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretations, including the Financial Accounting Standards Board Interpretation 44, "Accounting for Certain Transactions involving Stock Compensation" which was effective
         July 1, 2000, in accounting for employee stock options. In accordance with FASB Statement No. 123 "Accounting For Stock-Based Compensation" (FASB123), the Company will disclose the impact of adopting the fair value accounting of employee stock options. Transactions in equity instruments with non-employees for goods or services will be accounted for using the fair value method prescribed by FASB123.

         Concentrations of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or groups of counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly effected by changes in economic or other conditions. In accordance with FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of

                 MID-POWER SERVICE CORPORATION AND SUBSIDIARIES
                          (FORMERLY CAPLAN CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Credit Risk," financial instruments that subject the Company to credit risk are primarily accounts receivable. The credit risk amounts shown do not take into account the value of any collateral or security.

         At June 30, 2001, the Company maintained cash balances with a commercial bank which were approximately $5.2 million in excess of FDIC insurance limits.

         Fair Value of Financial Instruments - The estimated fair values for financial instruments under FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, cash equivalents, account receivable and accounts payable approximates their carry value due to their short-term nature. The estimated fair value of long-term debt approximates its carrying value because it carries interest rates which approximates market rates.

         Segment Information: During the years ended June 30, 2000 and 1999, the Company operated within the United States in one industry segments - the mining of extractive minerals. The Company discontinued its operation in the mining of extractive minerals segment during the year ended June 30, 2000.

         Impact of Recently Issued Standards - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS133), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS133, as amended, cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts. The Company adopted SFAS133, as amended, beginning July 1, 2000. The adoption of SFAS133 did not have a material impact on assets, liabilities or equity.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No 101, entitled "Revenue Recognition in Financial Statements." SAB101A and SAB101B were issued by the SEC and delay the required implementation date of SAB101 until the fourth quarter of 2000. SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in the financial statements of public companies. The adoption of SAB 101 did not have a material effect on the Company's financial position or results of operations.

         On June 30, 2001, the Financial Accounting Standards Board approved the issuance of Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS142). SFAS 141 states that all business combinations should be accounted for using the purchase method of accounting making the use of the pooling-of-interest method prohibited. SFAS No. 141 is effective for business combinations completed after June 30, 2001. SFAS No. 142 addresses the accounting for all purchased intangible assets, but not the accounting for internally developed intangible assets. Goodwill will no longer be amortized and will be reviewed for impairment in accordance with SFAS No. 142. SFAS No 142 is effective for fiscal years beginning after December 15, 2001. Early adoption is permitted for entities with fiscal years beginning after March 15, 2001. The adoption of SFAS 141 and 142 is not expected to have a material effect on the Company's financial position or results of operations.

                 MID-POWER SERVICE CORPORATION AND SUBSIDIARIES
                          (FORMERLY CAPLAN CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       BASIS OF PRESENTATION:

         As shown in the accompanying financial statements, the Company has reported net losses of $36,856, $111,621 and $30,435, respectively for the years ended June 30, 2001, 2000 and 1999 resulting in an accumulated deficit of $1,499,715 at June 30, 2001. Additionally, as of June 30, 2000 the Company has disposed of its historical operations.

         The Company is ultimately dependent on its ability expand its activities and generate sufficient revenues. No assurance can be given that the Company will be successful in these efforts.

4.       DISCONTINUED SEGMENTS:

         On March 6, 2000, the Company agreed to sell the majority of its assets consisting of a note receivable, nominal office furniture and equipment, and mineral leasehold interests that, after depreciation, depletion and amortization, had a net book value of approximately $83,000. The directors of the Company determined to dispose of such properties because of the significant investment required by the Company to be able to generate material business activities with these properties that would likely be well in excess of the amounts of cash currently available to it. These assets were sold to Topo Minerals, LLC, which is owned by Dix Turnbow, Ronnie Hinze, and Scott E. Turnbow, then current directors and/or executive officers of the Company, in consideration of $100 in cash, the release by the owners of Topo Minerals, LLC, of any claim or liability against the Company whatsoever, and the assumption by Topo Minerals, LLC of all obligations relating to the property arising from and after the date of such conveyance.

5.       PROPERTY AND EQUIPMENT:

         Property and equipment consisted of:
                                                               June 30,
                                                          2001            2000
                                                      ---------      ---------
                    Office furniture and equipment    $     695      $       -
                    Computer and related equipment        6,522              -
                                                      ---------      ---------

                    Total property and equipment          7,217              -

                    Less: accumulated depreciation            -              -
                                                      ---------      ---------
                                                      $   7,217      $       -
                                                      =========      =========

         The Company recorded no depreciation expense during the year ended June 30, 2001 as the property and equipment were contributed to the Company through the capital contribution by the shareholders of Mid-Power Nevada and Wind on June 26, 2001.

         The depreciation expense for the years ended June 30, 2000, and 1999 was $80 per year. Property and equipment held by the Company during the years ended June 30, 2000 and 1999 were sold as part of the discontinued segment. See note 4 for further discussion.

                 MID-POWER SERVICE CORPORATION AND SUBSIDIARIES
                          (FORMERLY CAPLAN CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.       NOTE PAYABLE:

         At June 30, 2001, the Company had a note payable outstanding in the amount of $1,000,000, with a maturity date of September 4, 2001 and interest at 9.0%. At June 30, 2001, accrued interest of $6,164 was due under the note agreement. The proceeds of the note were used to make the investment in First Step Investors LLC as described under investments in note 2. The principal and accrued interest were paid in August 2001 from the proceeds of the private placement in June 2001.

7.       RELATED PARTY TRANSACTIONS:

         Due to limited operations, the Company's headquarters in Las Vegas, Nevada are presently located in office space which is shared with several entities owned or controlled by James Scott, an officer and director of the Company. The Company is responsible for 50% of the rental fees and 50% of the office equipment fees. The Company rents the office space on a monthly basis of $3,163 beginning July 1, 2001. The Company had no rent expense for the year ended June 30, 2001. Rent expense for the years ended June 30, 2000 and 1999 was $3,702 and $3,128, respectively.

         In March, 1994, the Company purchased a note receivable held by Dix R. Turnbow, which was originally issued to a third party to partially finance the sale of certain land. The Company purchased the note for the amount of outstanding principal at the time of acquisition. The note is payable in monthly installments of $243, including interest at 8%, maturing August 2003, and secured by an assignment of the deed of trust covering that certain parcel of land. Interest received during the years ended June 30, 2000 and 1999 amounted to $456 and $911, respectively. The fair value of this instrument is estimated based on rates which the Company would offer to debtors of similar credit quality for similar financing arrangements. During the year ended
         June 30, 2000, this note was satisfied through the sale of assets discussed in Note 4.

         During the year ended June 30, 1997, the Company entered into a joint project with an affiliated entity owned by Dix R. Turnbow and another stockholder and President of the Company, to acquire leasehold interests in acreage located in West Texas for future mineral extraction. As of June 30, 1999, the Company had leasehold interests on approximately 3,825 net acres in West Texas and had capitalized costs, including lease bonus payments and related acquisition costs, aggregating $63,862. The Company discontinued operations of this business segment during the year ended June 30, 2000. This mineral extraction segment did not generate revenue during its existence. The properties were sold to Topo Minerals, LLC, which is owned by Dix R. Turnbow, Ronnie Hinze and Scott E. Turnbow, directors and/or officers of the Company. (See Note 4).

         On June 18, 2001, the Company completed a private placement of 2,000,000 shares of restricted common stock at $2.50 per share for a net proceeds of approximately $4.9 million to one investor, SCRS Investors, LLC. SCRS LLC's managing member is an officer and director of the Company and is a majority shareholder of the Company owning 29.4% of the outstanding shares of common stock as of June 30, 2001.

                 MID-POWER SERVICE CORPORATION AND SUBSIDIARIES
                          (FORMERLY CAPLAN CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         In June 2001, certain stockholders of the Company, who hold all of the issued and outstanding shares of Mid-Power Nevada and Wind Associates, Inc., determined that it was in their best interest to contribute their ownership interests to the Company. As part of this capital contribution, the Company assumed certain liabilities of the subsidiaries including notes payable to one of the shareholders with principal and fair market value of $125,200 and accrued interest of $4,516. The principal and accrued interest was paid to the shareholder on June 30, 2001. The company received assets of approximately $54,000 and assumed accountants payable of approximately $128,000 which represented the cost basis of such assets and liabilities to the predecessor.

8.       INCOME TAXES:

         Income tax expense is comprised of the following:

                                                YEAR ENDED JUNE 30,
                                     -----------------------------------------
                                         2001           2000           1999
                                     -----------    -----------    -----------

         Current                     $         -    $         -    $         -
         Deferred                              -              -              -
                                     -----------    -----------    -----------
         Income Tax Expense          $         -    $         -    $         -
                                     ===========    ===========    ===========

         Deferred income taxes result primarily from the use of different methods of recognizing depreciation between book and tax reporting and the tax benefit of net operating loss carry forwards.

         The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

                                                             JUNE 30,
                                                   ----------------------------
                                                      2001             2000
                                                   -----------      -----------
         Noncurrent deferred tax assets:
           Net operating loss carryforwards        $   266,000      $   115,000
           Less valuation allowance                   (266,000)        (115,000)
                                                   -----------      -----------
             Net noncurrent deferred tax assets    $         -      $         -
                                                   ===========      ===========

         At June 30, 2001 and 2000, respectively, a valuation allowance was applied against the deferred tax asset based on information available regarding the likelihood of future taxable income and the utilization of the Company's net operating loss carryforwards. The change in the total valuation allowance for the year ended June 30, 2001 was a decrease of $151,000 and resulted in the decrease of net operating losses that had expired.

         At June 30, 2001, the Company had net operating loss carryforwards of approximately $765,000, which expire between 2002 and 2021. The benefit of the net operating losses to offset future taxable income is subject to reduction or limitation of use as a result of certain consolidated return filing regulations and additional limitations relating to a 50 percent change in ownership due to various stock transactions. Additionally, there are approximately $6,000 of unused investment credit carry forwards expiring between 2001 and 2002

                 MID-POWER SERVICE CORPORATION AND SUBSIDIARIES
                          (FORMERLY CAPLAN CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.       STOCKHOLDERS' EQUITY

         The Company has the authority to issue 10,000,000 shares of preferred stock. The Board of Directors has the authority to issue such preferred shares in series and determine the rights and preferences of the shares as may be determined by the Board of Directors.

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

         In March 2000, the Company issued 1,000,000 shares of restricted common stock in a private placement at $0.08 per share, for proceeds of $80,000 to four investors. Further, one investor converted $15,000 in advances made to the Company in August 1999, into shares of common stock at $0.10 per share, or an aggregate of 150,000 shares. The purchasers used personal funds to purchase the securities in the above-referenced transactions.

         In an effort to raise working capital for the development of new projects, the Board of Directors approved, during April 2001, the issuance of 3,000,000 shares of common stock through a private placement at $0.25 per share for net proceeds of approximately $741,000 The group of purchasers consisted of 14 accredited investors.

         Additionally, see notes 1 and 7.

10.      SUBSEQUENT EVENTS:

         On August 22, 2001, the Company purchased 70% of the issued and outstanding stock of MaxCo Oil Co., Inc. ("MaxCo"), a privately-owned oil company based in Bakersfield, California, with producing oil and gas wells and additional oil and gas holdings in Kern County, California. MaxCo has been engaged in oil and gas exploration and production in Kern County since June 2000. Mid-Power purchased the MaxCo stock from MaxCo's three stockholders, none of whom has any relationship with Mid-Power or any of Mid-Power's affiliates.

         In the acquisition, the Company has agreed to pay $453,000 in cash and issue 450,000 shares of its restricted common stock. The actual delivery of the shares is conditional upon MaxCo's meeting its goal of obtaining an agreed number of commercially productive wells in addition to those currently producing. MaxCo proposes to meet this goal both by reworking and returning to production shut-in wells it currently owns and acquiring other wells and placing them into production. One half of the shares will be delivered upon satisfaction of the condition, with the remaining half delivered one year thereafter.