Form 10QSB
period 2001-09-30
MID POWER SERVICE CORP
filed 2001-11-16
CIK 725395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the Quarterly Period Ended September 30, 2001


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

    3800 Howard Hughes Parkway, Suite 860
              Las Vegas, Nevada                                    89109
              -----------------                                    -----
  (Address of principal executive offices)                       (Zip Code)

                                  702-319-7153
                                  ------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 14, 2001, registrant had 6,800,244 shares of issued and outstanding common stock, par value $0.001.

                                                       PART I
                                                FINANCIAL INFORMATION

                                            ITEM 1. FINANCIAL STATEMENTS

                                            MID-POWER SERVICE CORPORATION
                                            (Formerly Caplan Corporation)
                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                September 30,
                                                                                    2001            June 30, 2001 *
                                                                              -----------------    ------------------
                                    ASSETS                                      (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                              $       3,396,524    $        5,481,771
      Other receivables                                                                142,168                50,000
                                                                             ------------------   ------------------
              Total current assets                                                   3,538,692             5,531,771
                                                                             ------------------   ------------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                 51,573                 7,217

INVESTMENTS                                                                          1,151,225             1,001,225

UNEVALUATED OIL AND GAS PROPERTIES                                                     825,740                    --
                                                                             ------------------    ------------------

TOTAL ASSETS                                                                 $       5,567,230     $       6,540,213
                                                                             ==================    ==================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable - current portion                                        $          16,369     $       1,000,000
      Accounts payable                                                                 223,023                26,486
      Accrued payroll and other                                                         55,345                 1,374
                                                                             ------------------    ------------------
              Total current liabilities                                                294,737             1,027,860
                                                                             ------------------    ------------------

LONG-TERM LIABILITIES, less current portion                                             52,064                    --


MINIORITY INTEREST IN CONSOLIDATED SUBSIDARY                                            30,736                    --
                                                                             ------------------    ------------------

STOCKHOLDERS' EQUITY:
      Preferred stock, $0.001 par value, 10,000,000
        shares authorized, none issued and outstanding                                      --                    --
      Common stock, $0.001 par value, 100,000,000 shares authorized,
        6,800,244 and 6,800,244 shares issued and outstanding at
        September 30, 2001 and June 30, 2001, respectively                               6,800                 6,800
      Additional paid-in capital                                                     7,005,268             7,005,268
      Accumulated deficit                                                           (1,822,375)           (1,499,715)
                                                                             ------------------    ------------------
              Total stockholders' equity                                             5,189,693             5,512,353
                                                                             ------------------    ------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $       5,567,230     $       6,540,213
                                                                             ==================    ==================


* Condensed from the June 30, 2001 audited financial statements included in the Company's Form 10-K

                         See accompanying notes to condensed consolidated financial statements

                                                           2

                                       MID-POWER SERVICE CORPORATION
                                       (Formerly Caplan Corporation)
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                                         For the three months
                                                                          ended September 30,
                                                           --------------------------------------------------
                                                                    2001                        2000
                                                           -----------------------       --------------------
REVENUES                                                   $                   --        $                --
                                                           -----------------------       --------------------

COST & EXPENSES:
      Product development                                                  40,695                         --
      Lease operating expense                                             107,437                         --
      Professional fees                                                   163,493                     12,344
      General and administrative                                           69,809                        613
      Depreciation                                                          2,664                         --
                                                           -----------------------       --------------------
              Total costs and expenses                                    384,098                     12,957
                                                           -----------------------       --------------------

LOSS FROM OPERATIONS                                                     (384,098)                   (12,957)
                                                           -----------------------       --------------------

OTHER INCOME (EXPENSE):
      Minority interest in net loss of subsidiary                          35,668                         --
      Interest income                                                      35,599                         --
      Interest expense                                                     (9,829)                        --
                                                           -----------------------       --------------------
              Total other income                                           61,438                         --
                                                           -----------------------       --------------------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                                 (322,660)                   (12,957)
                                                           -----------------------       --------------------

NET (LOSS)                                                 $             (322,660)       $           (12,957)
                                                           =======================       ====================

BASIC & DILUTED NET LOSS PER SHARE                         $                (0.05)       $             (0.01)
                                                           =======================       ====================

WEIGHTED AVERAGE SHARES OUTSTANDING
      (BASIC & DILUTED)                                                 6,800,244                  3,600,793
                                                           -----------------------       --------------------


                See accompanying notes to these condensed consolidated financial statements.

                                                       3

                                           MID-POWER SERVICE CORPORATION
                                           (Formerly Caplan Corporation)
                                              Statements of Cash Flows
                                                    (Unaudited)

                                                                                Three Months         Three Months
                                                                                    Ended                Ended
                                                                                September 30,        September 30,
                                                                                    2001                 2000
                                                                              ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net Loss                                                                $       (322,660)    $         (12,957)


Adjustments to Reconcile Net Loss to Net Cash Used In
  Operating Activities:
      Depreciation expense                                                               2,664                    --
      Minority interest in loss of subsidiary                                          (35,668)                   --

Changes in Operating Assets and Liabilities:
      Other receivables                                                                (92,168)                   --
      Accounts payable                                                                 196,535                 7,344
      Accrued payroll and other                                                         53,972                    --
                                                                              ------------------   ------------------
              Net cash used in operating activities                                   (197,325)               (5,613)
                                                                              ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investment in Fluidized Combustion                                              (150,000)                   --
      Purchase of oil & gas properties                                                (683,301)
      Purchase of property and equipment                                               (47,021)                   --
                                                                              ------------------   ------------------
              Net cash used in investing activities                                   (880,322)                   --
                                                                              ------------------   ------------------

CASH FLOW FROM FINANCING ACTIVITIES:
      Principal payments on notes payable                                           (1,007,600)                   --
                                                                              ------------------   ------------------
              Net cash used in financing activities                                 (1,007,600)                   --
                                                                              ------------------   ------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (2,085,247)               (5,613)

CASH AND CASH EQUIVALENTS, beginning of period                                       5,481,771                20,590
                                                                              ------------------   ------------------

CASH AND CASH EQUIVALENTS, end of period                                      $      3,396,524     $          14,977
                                                                              ==================   ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash payments for:
        Interest                                                              $          9,829     $              --
                                                                              ==================   ==================
        Income Taxes                                                          $             --     $              --
                                                                              ==================   ==================

SUPPLEMENTAL DISCLOSURES OF NONCASH TRANSACTIONS:
      Purchase of equipment for issuance of note payable                      $         76,034
                                                                              ==================

   See accompanying notes to these condensed consolidated financial statements

                          MID-POWER SERVICE CORPORATION
                          (Formerly Caplan Corporation)
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1: Basis of Presentation


         The financial statements, management's discussion and these notes to the consolidated financial statements are condensed and should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2001.

         The financial information contained herein is unaudited but, in the opinion of the management of Mid-Power Service Corporation, includes all adjustments (consisting of normal reoccurring accruals) which the Company considers necessary for a fair presentation of the results of operations for the periods indicated. The results for the three month period ended
September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all footnotes and certain financial presentations necessary for a fair presentation of financial position and results of operations in conformity with general accepted accounting principles.

Note 2: Acquisition

         On August 30, 2001, the Company completed its acquisition of 70% of MaxCo Oil Company, Inc. through its wholly owned subsidiary, Mid-Power Resource Corporation. Pursuant to the acquisition, aggregate consideration made to MaxCo shareholders consisted of $400,000 in cash, with an additional payment of $53,000 to be made within 12 months, and the conditional issuance of 450,000 shares of the Company's restricted common stock.

         MaxCo is a privately-owned oil company based in Bakersfield, California and has been engaged in oil and gas exploration in Kern County since June 2000.

         The acquisition has been accounted for as a purchase and the purchase price of $453,000 (not including the conditional issuance of 450,000 shares of restricted common stock) has been allocated to assets acquired and liabilities assumed based on estimated fair value. Assets acquired totaled $428,448, including $40,611 in cash and liabilities assumed totaled $199,218, of which $198,000 were loans made by the Company. Unevaluated oil and gas properties of $825,740 includes the fair value of the assets acquired and the excess of purchase price over the book value of MaxCo's net tangible assets in the amount of $292,539.

         The Company has filed a Form 8-K announcing this acquisition, however, management is evaluating whether audited financial statements and pro forma financial information is required to be filed in an amended Form 8-K. The Company will do so if such information is required.

         The actual delivery of the 450,000 shares of restricted common stock is conditional upon MaxCo's meeting its goal of developing an agreed number of commercially productive wells. Half of the shares will be delivered upon satisfaction of the condition, with the remaining half delivered one year thereafter. As a result of the condition, no accounting recognition has been given to the restricted common stock to be issued and the restricted common stock has not been allocated to the purchase price.

         The Company's consolidated results of operations include MaxCo's activity from the effective date of the August 30, 2001 acquisition.

Eliminations have been made for intercompany transactions and the minority interest portion of the loss for the period have been accounted for and allocated accordingly.

         In addition, MaxCo has entered into employment agreements with the two minority shareholders. The terms of the agreements commenced on the effective date and shall terminate one (1) year thereafter, unless sooner termination occurs for cause. The agreements shall be subject to automatic annual renewal, unless at least 60 days prior to the end of the term of the agreement or any annual renewal period, the employees or employer are given written notice to the other that the agreement shall not be renewed.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

BUSINESS REVIEW

Notice Regarding Forward-Looking Statements

         This report contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee" and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of the Company's business, lending activities, relationship with customers, and development in the oil and gas industry. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

General

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

         Also on March 12, 2001, the stockholders of the Company, by majority written consent, elected a new board of directors, which in turn elected new officers. The Company then affected a two-to-one reverse split of the common stock of the Company and voted to change its name to "Mid-Power Service Corporation," effective April 10, 2001, for all stockholders of record on April 9, 2001.

         On August 30, 2001, the Company purchased 70% of the issued and outstanding stock of MaxCo Oil Co., Inc. ("MaxCo"), a privately owned oil company based in Bakersfield, California, with unevaluated oil and gas properties in Kern County, California. This transaction was completed by the Company's wholly owned subsidiary, Mid-Power Resource Corporation. MaxCo has been engaged in oil and gas exploration in Kern County since June 2000. Mid-Power purchased the MaxCo stock from MaxCo's three stockholders, none of whom had any relationship with Mid-Power or any of Mid-Power's affiliates.

         In the acquisition, the Company agreed to pay $453,000 in cash and issue 450,000 shares of its restricted common stock. The actual delivery of the shares is conditional upon MaxCo's meeting its goal of developing an agreed number of commercially productive wells. MaxCo proposes to meet this goal both by reworking and returning to production shut-in wells it currently owns and acquiring other wells and placing them into production. One half of the shares will be delivered upon satisfaction of the condition, with the remaining half delivered one year thereafter.

         MaxCo holds leases to the oil and gas rights on 1,010 gross acres, which include over 50 wells at depths of between 550 to 6,300 feet. Based on the current level of oil prices, we believe that MaxCo can rework the shut-in wells to develop a number of commercially productive wells.

         We are continuing our review of the distributed power-generation opportunities, which consist of placing relatively small generating units at or near consumer sites to meet specific consumer power needs. We believe that the MaxCo acquisition will contribute to the implementation of our strategic plan. Certain MaxCo oil wells will be utilized once they are reworked to produce natural gas in sufficient amounts to power the gas generators, thereby, producing electricity for sale in the Bakersfield area.

Results of Operations

Three Months Ended September 30, 2001 as compared with Three Months Ended September 30, 2000

         The Company had no operations for the three months ended
September 30, 2000. Costs and expenses consisted of minimal expenses required to maintain the corporate good standing of the Company and meet its periodic reporting obligations pursuant to the securities laws. As a result, the three months ended September 30, 2000, are not indicative of results to be compared to in the future.

         For the three months ended September 30, 2001, income also consisted entirely of interest income on the Company funds as limited operations began. As a result, due to the implementation of our new business plan and the need for new office space, costs and expenses consisted of General and Administrative costs of rent, insurance, office expenses, salaries for employees, consultant fees, as well as accounting, legal and other professional fees.

         In addition, as of September 30, 3001, the Company has acquired long term debt resulting from the acquisition of a fixed asset in its subsidiary, MaxCo Oil.

Liquidity and Capital Resources

         Our liquidity position was greater at September 30, 2001, than compared to September 30, 2000, as is shown by a $3,228,978 increase in working capital, principally due to the receipt of net proceeds of $5,732,705 from the sale of common stock. This resulted in a net increase of $3,381,547 in cash on hand as of September 30, 2001, as compared to a year earlier.

Future Operations

         We have initial capital to implement our plan to generate and trade electrical power, to develop energy-related technologies, and to acquire oil and gas fuel for power generation through exploration, development or acquisitions. Additional funds will be required to operate the power generation projects and fuel projects. The Company plans to seek debt or other project financing for specific power generation projects and fuel acquisitions. However, at this time, there are no such commitments for any future financings.

         Management does not believe that the business of the Company is affected by seasonality or inflation.

                                     PART II
                                OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         By majority written consent of the holders of 3,508,825 shares, or 52%, of the issued and outstanding common stock, on August 9, 2001, the stockholders approved a merger of the Company with its wholly owned subsidiary, Mid-Power Service Corporation, for the purpose of changing the domicile of the Company from Delaware to Nevada.


                            ITEM 5. OTHER INFORMATION

         None.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  None

         (b)      Reports on Form 8-K. During the quarter ended
                  September 30, 2001, the Company filed the following items on Form 8-K.

              Date of Event Reported                  Item Reported
              ----------------------      ----------------------------------

                  August 3, 2001          Item 4.  Changes in Registrant's
                                                   Certifying Accountant
                 August 30, 2001          Item 2.  Acquisition of Assets

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          MID-POWER SERVICE CORPORATION


Date: November 15, 2001               By /s/ Kenneth M. Emter
                                         --------------------------------------
                                         Kenneth M. Emter
                                         Secretary and Chief Financial Officer