Form 10QSB
period 2001-12-31
MID POWER SERVICE CORP
filed 2002-02-13
CIK 725395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



             Quarterly Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 for the
                    Quarterly Period Ended December 31, 2001


                        Commission File Number 2-85602-D


                          Mid-Power Service Corporation
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                Nevada                                      87-0398403
                ------                                      ----------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

    3800 Howard Hughes Parkway, Suite 860-A
               Las Vegas, Nevada                              89109
               -----------------                              -----
   (Address of principal executive offices)                (Zip Code)

                                  702-319-7153
                                  ------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 11, 2002, registrant had 6,800,244 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): [ ] Yes [X] No

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                          MID-POWER SERVICE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                          December 31, 2001      June 30, 2001
                                                                         ------------------   ------------------
                                 ASSETS                                      (Unaudited)
CURRENT ASSETS:
      Cash and cash equivalents                                           $    2,163,007       $     5,481,771
      Inventory                                                                    2,996                    --
      Notes receivable - current portion                                         100,000                    --
      Other receivables                                                           42,388                50,000
                                                                          --------------       ---------------
        Total current assets                                                   2,308,391             5,531,771
                                                                          --------------       ---------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                          345,251                 7,217

LONG-TERM NOTE RECEIVABLE - less current portion                                 200,000                    --

INVESTMENTS                                                                    1,026,225             1,001,225

UNEVALUATED OIL AND GAS PROPERTIES                                               640,311                    --
                                                                          --------------       ---------------

TOTAL ASSETS                                                              $    4,520,178       $     6,540,213
                                                                          ==============       ===============

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable                                                       $       40,384       $     1,000,000
      Accounts payable                                                            83,350                26,486
      Accrued payroll and other                                                    3,865                 1,374
                                                                          --------------       ---------------
              Total current liabilities                                          127,599             1,027,860
                                                                          --------------       ---------------

STOCKHOLDERS' EQUITY:
      Preferred stock, $0.001 par value,  10,000,000
        shares authorized, none issued and outstanding                                --                    --
      Common stock, $0.001 par value, 100,000,000 shares authorized,
        6,800,244 and 6,800,244 shares issued and outstanding at
        December 31, 2001 and June 30, 2001, respectively                          6,800                 6,800
     Additional paid-in capital                                                7,005,268             7,005,268
     Accumulated deficit                                                      (2,619,489)           (1,499,715)
                                                                          --------------       ---------------
            Total stockholders' equity                                         4,392,579             5,512,353
                                                                          --------------       ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $    4,520,178       $     6,540,213
                                                                          ==============       ===============

     See accompanying notes to condensed consolidated financial statements.

                                          MID-POWER SERVICE CORPORATION
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                     For the three months                For the six months
                                                      ended December 31,                 ended December 31,
                                               ------------------------------     ------------------------------
                                                    2001              2000             2001              2000
                                               -------------     ------------     -------------      -----------
REVENUES                                       $      20,212     $         --     $      20,212      $        --

COST & EXPENSES:
     Product development                             196,796               --           237,491               --
     Lease operating expense                         410,634               --           518,071               --
     Professional fees                               126,774           (2,647)          290,267            9,697
     General and administrative                      119,878            2,927           189,687            3,540
     Depreciation                                     15,818               --            18,482               --
                                               -------------     ------------     -------------      -----------
               Total costs and expenses              869,900              280         1,253,998           13,237
                                               -------------     ------------     -------------      -----------

LOSS FROM OPERATIONS                                (849,688)            (280)       (1,233,786)         (13,237)
                                               -------------     ------------     -------------      -----------

OTHER INCOME (EXPENSE):
     Minority interest in net loss of
       subsidiary                                     32,736               --            68,404               --
     Interest income                                  19,838               --            55,396               --
     Interest expense                                     --               --            (9,788)              --
                                               -------------     ------------     -------------      -----------
               Total other income                     52,574               --           114,012               --
                                               -------------     ------------     -------------      -----------

LOSS FROM OPERATIONS
     BEFORE INCOME TAXES                            (797,114)            (280)       (1,119,774)         (13,237)
                                               -------------     ------------     -------------      -----------

NET (LOSS)                                     $    (797,114)    $       (280)    $  (1,119,774)     $   (13,237)
                                               =============     ============     =============      ===========

BASIC & DILUTED NET LOSS
     PER SHARE                                 $       (0.12)    $      (0.01)    $       (0.17)     $     (0.01)
                                               =============     ============     =============      ===========

WEIGHTED AVERAGE SHARES
   OUTSTANDING (BASIC & DILUTED)                   6,800,244        3,600,793         6,800,244        3,600,793
                                               =============     ============     =============      ===========

     See accompanying notes to condensed consolidated financial statements.

                                          MID-POWER SERVICE CORPORATION
                                            Statements of Cash Flows
                                                   (Unaudited)

                                                                                 Six Months           Six Months
                                                                                    Ended                Ended
                                                                              December 31, 2001    December 31, 2000
                                                                              ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                      $     (1,119,774)    $         (13,237)

Adjustments to Reconcile Net Loss to Net Cash Used In
   Operating Activities:
     Depreciation expense                                                               18,482                    --
     Minority interest and loss                                                        (68,404)                   --
     Abandonment of investment                                                         150,000                    --

Changes in Operating Assets and Liabilities:
     Inventory                                                                $         (2,996)    $              --
     Other receivables                                                                   7,612                    --
     Accounts payable                                                                   56,863                    --
     Accrued payroll and other                                                           2,491                    --
                                                                              ----------------     -----------------
                Net cash used in operating activities                                 (955,726)              (13,237)
                                                                              ----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Note receivable                                                                  (300,000)                   --
     Deposit on investment                                                             (25,000)                   --
     Investment in fluidized combustion                                               (150,000)
     Purchase of oil and gas properties                                               (531,523)                   --
     Purchase of property and equipment                                               (356,515)                   --
                                                                              ----------------     -----------------
                 Net cash used in investing activities                              (1,363,038)                   --
                                                                              ----------------     -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
      Principal payments on notes payable                                           (1,000,000)                   --
                                                                              ----------------     -----------------
                Net cash used in financing activities                               (1,000,000)                   --
                                                                              ----------------     -----------------

DECREASE IN CASH AND CASH EQUIVALENTS                                               (3,318,764)              (13,237)

CASH AND CASH EQUIVALENTS, beginning of period                                       5,481,771                20,590
                                                                              ----------------     -----------------

CASH AND CASH EQUIVALENTS, end of period                                      $      2,163,007     $           7,353
                                                                              ================     =================

  See accompanying notes to these condensed consolidated financial statements.

                          MID-POWER SERVICE CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1:  Basis of Presentation

         The financial statements, management's discussion and these notes to the consolidated financial statements are condensed and should be read in conjunction with the Company's annual report on Form 10-K for the year ended June 30, 2001. Certain balances in the 2001 interim financial statements have been reclassified to conform to the current quarter presentation. These changes had no effect on total assets, total liabilities, stockholders' equity or net loss.

         The financial information contained herein is unaudited but, in the opinion of the management of Mid-Power Service Corporation, includes all adjustments (consisting of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the periods indicated. The results for the six-month period ended December 31, 2001 and 2000, are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all footnotes and certain financial presentations necessary for a fair presentation of financial position and results of operations in conformity with general accepted accounting principles.

Note 2:  Acquisition

         On August 30, 2001, the Company completed an acquisition of 70% of MaxCo Oil Co., Inc., or MaxCo, through its wholly-owned subsidiary, Mid-Power Resource Corporation (MPRC). Pursuant to the acquisition, aggregate consideration paid to MaxCo stockholders consisted of $400,000 in cash, with an additional payment of $53,000 to be made within 12 months, and the conditional issuance of 450,000 shares of the Company's restricted common stock.

         MaxCo is a privately-owned oil company based in Bakersfield, California, and has been engaged in oil and gas exploration in Kern County since June 2000.

         The actual delivery of the 450,000 shares of restricted common stock is conditional upon MaxCo's meeting its goal of developing an agreed number of commercial production wells. Half of the shares would be delivered upon satisfaction of the condition, with the remaining half delivered one year thereafter. As a result of the condition, the restricted common stock has not been allocated to the purchase price.

         On December 31, 2001, MPRC entered into an Agreement to acquire the remaining 30% of the issued and outstanding shares of MaxCo common stock held by two stockholders, James G. Maxey and H. Thomas Cotter. After completion of the transaction, MPRC will own 100% of MaxCo.

         The employment contract between James G. Maxey and MaxCo was terminated on December 31, 2001. James Maxey shall receive a service agreement with MaxCo to provide onsite services for a period of one year, commencing on January 1, 2002. Mr. Maxey will be paid $25,000 in cash along with the transfer of oil equipment valued at MaxCo's book value of $167,254. Mr. Maxey relinquished his right to 225,000 shares of the Company's restricted common stock, which was issued conditionally under the August 30, 2001, agreement.

         Mr. Cotter received a note in the amount of $40,384 for the purchase of his employment contract with MaxCo. Pursuant to the terms and conditions in the August 30, 2001, agreement, Mr. Cotter will assume the $53,000 payment that was to have been made by the Company. In addition, Mr. Cotter will retain his right to the conditional 225,000 shares of the Company's restricted common stock.

         The acquisitions of 70% of MaxCo, completed on August 30, 2001, and 30% of MaxCo, completed on December 31, 2001, have been accounted for as a purchase, and the acquisition cost of $632,638 (not including the conditional issuance of 225,000 shares of restricted common stock) has been allocated to assets acquired and liabilities assumed based on fair estimated value. Unevaluated oil and gas properties of $640,311 reflect the fair value of the assets acquired.

         The Company's consolidated results of operations include MaxCo's activity from the effective date of the August 30, 2001, acquisition. Eliminations have been made for intercompany transactions, and the minority interest portion of the loss for the period has been accounted for and allocated accordingly.


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         Also on March 12, 2001, the stockholders of the Company, by majority written consent, elected a new board of directors, which in turn elected new officers. The Company then affected a two-to-one reverse split of the common stock of the Company and voted to change its name to "Mid-Power Service Corporation," effective April 10, 2001, for all stockholders of record on April 9, 2001. All share and per share amounts have been adjusted to give effect to this reverse split.

         On August 30, 2001, the Company completed an acquisition of 70% of MaxCo Oil Co., Inc., or MaxCo, through its wholly-owned subsidiary, Mid-Power Resource Corporation (MPRC). On December 31, 2001, MPRC entered into an Agreement to acquire the remaining 30% of the issued and outstanding shares of MaxCo common stock held by two stockholders, James G. Maxey and H. Thomas Cotter. After completion of the transaction, MPRC will own 100% of MaxCo.

         MaxCo holds leases to the oil and gas rights on 1,010 gross acres, which include over 50 wells at depths of between 550 to 6,300 feet. Based on the current level of oil prices, we believe that MaxCo can rework the shut-in wells to develop a number of commercially productive wells.

         We are continuing our review of the distributed power-generation opportunities, which consist of placing relatively small generating units at or near consumer sites to meet specific consumer power needs. We believe that the MaxCo acquisition will contribute to the implementation of our strategic plan. Certain MaxCo oil wells will be utilized once they are reworked to produce natural gas in sufficient amounts to power the gas generators, thereby producing electricity for sale in the Bakersfield area.

Results of Operations

Three Months Ended December 31, 2001, as Compared with Three Months Ended December 31, 2000

         The Company had no operations for the three months ended December 31, 2000. Costs and expenses consisted of minimal expenses required to maintain the corporate good standing of the Company and meet its periodic reporting obligations pursuant to the securities laws. As a result, the three months ended December 31, 2000, are not indicative of results to be compared to in the future.

         For the three months ended December 31, 2001, income consisted of interest income of the Company funds with a diminutive amount of revenue derived from the development of the oil and gas properties. As the Company is in the initial stage of its business plan, operations are limited to the development of its oil properties. As a result, the majority of the costs and expenses has been related to oil development with the remaining expenditures consisting of general and administrative costs for rent, insurance, office expenses, salaries for employees, consultant fees, as well as accounting, legal and other professional fees.

Six Months Ended December 31, 2001, as Compared with Six Months Ended December 31, 2000

         The Company had no operations for the six months ended December 31, 2000. Costs and expenses consisted of minimal expenses required to maintain the corporate good standing of the Company and meet its periodic reporting obligations pursuant to the securities laws. As a result, the six months ended December 31, 2000, are not indicative of results to be compared to in the future.

         For the six months ended December 31, 2001, income consisted of interest income of the Company funds with a diminutive amount of revenue derived from the development of the oil and gas properties. As the Company is in the initial stage of its business plan, operations are limited to the development of its oil properties. As a result, the majority of the costs and expenses has been related to oil development with the remaining expenditures consisting of general and administrative costs for rent, insurance, office expenses, salaries for employees, consultant fees, as well as accounting, legal and other professional fees.

Liquidity and Capital Resources

         Our liquidity position was greater at December 31, 2001, than compared to December 31, 2000, as is shown by a $2,173,439 increase in working capital, principally due to the receipt of net proceeds of $5,732,705 from the sale of common stock. This resulted in a net increase of $2,155,654 in cash on hand as of December 31, 2001, as compared to a year earlier. We have sufficient funds to meet our current requirements for the foreseeable future.

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

                           PART II--OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

         None.


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                            ITEM 5. OTHER INFORMATION

         None.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.  None.

         (b) Reports on Form 8-K. During the quarter ended December 31, 2001, the Company did not file any reports on Form 8-K.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MID-POWER SERVICE CORPORATION


Date: February 12, 2002                 By /s/ Kenneth M. Emter
                                           -------------------------------------
                                           Kenneth M. Emter
                                           Secretary and Chief Financial Officer