Form 10QSB
period 2002-03-31
MID POWER SERVICE CORP
filed 2002-05-17
CIK 725395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


      Quarterly Report under Section 13 or 15(d) of the Securities Exchange
           Act of 1934 for the Quarterly Period Ended March 31, 2002


                        Commission File Number 2-85602-D


                          Mid-Power Service Corporation
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

              Nevada                                              87-0398403
              ------                                              ----------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

  3800 Howard Hughes Parkway, Suite 860-A
             Las Vegas, Nevada                                    89109
 -----------------------------------------                      ----------
 (Address of principal executive offices)                       (Zip Code)

                                  702-319-7153
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

                                       n/a
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 26, 2002, registrant had 6,800,244 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     PART I

                              FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                                    MID-POWER SERVICE CORPORATION
                                    (A DEVELOPMENT STAGE COMPANY)

                                 CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                       MARCH 31, 2002
                                                                                      -----------------
                                                                                        (Unaudited)
                                       ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                          $  1,386,298
      Inventory                                                                                 2,415
      Note receivable - current portion                                                       100,000
      Other receivables                                                                        87,333
                                                                                      -----------------
                  Total current assets                                                   $  1,576,046
                                                                                      -----------------

PROPERTY AND EQUIPMENT, net of accumulated depreciation                                       139,551

LONG-TERM NOTE RECEIVABLE - current portion                                                   200,000

INVESTMENTS                                                                                 1,001,225

OIL AND GAS PROPERTIES:
    Unevaluated properties                                                                    640,311
    Equipment, net of accumulated depreciation                                                253,173
                                                                                      -----------------
       Net Oil and Gas Properties                                                             893,484
                                                                                      -----------------

TOTAL ASSETS                                                                             $  3,810,306
                                                                                      =================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Notes payable - current portion                                                  $       28,798
      Accounts payable                                                                        219,200
      Accrued payroll and other                                                                 1,980
                                                                                      -----------------
              Total current liabilities                                                       249,978
                                                                                      -----------------

STOCKHOLDERS' EQUITY:
      Preferred stock, $0.001 par value,  10,000,000 shares authorized,                            --
        none issued and outstanding
     Common stock, $0.001 par value,  100,000,000 shares authorized
        6,800,244 shares issued and outstanding at March 31, 2002                               6,800
     Additional paid-in capital                                                             7,005,268
     Deficit accumulated during the development stage beginning July 1, 2001               (1,952,025)
     Accumulated deficit                                                                   (1,499,715)
                                                                                      -----------------
            Total stockholders' equity                                                      3,560,328
                                                                                      -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $  3,810,306
                                                                                      =================

                    See accompanying notes to these condensed
                       consolidated financial statements.

                          MID-POWER SERVICE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     FROM INCEPTION OF
                                                                                     DEVELOPMENT STAGE
                                                                                     (7/01/01) AND FOR       FOR THE
                                                       FOR THE THREE MONTHS           THE NINE MONTHS     NINE MONTHS
                                                               ENDED                       ENDED             ENDED
                                                             MARCH 31,                   MARCH 31,         MARCH 31,
                                                     2002              2001               2002                2001
                                                ----------------  ---------------  -------------------   -------------
OIL AND GAS SALES                                $     37,609     $          --      $       57,821      $         --

COST & EXPENSES:
     Product development                              167,027                --             404,518                --
     Exploration expense                              399,578                --             917,649                --
     Professional fees                                182,282             1,554             472,549            11,251
     General and administrative                       128,410             5,799             318,097             9,339
     Depreciation expense                               7,154                --              25,636                --
                                                ----------------  ---------------  -------------------   -------------
               Total costs and expenses               884,451             7,353           2,138,449            20,590
                                                ----------------  ---------------  -------------------   -------------

LOSS FROM OPERATIONS                                 (846,842)           (7,353)         (2,080,628)          (20,590)
                                                ----------------  ---------------  -------------------   -------------

OTHER INCOME (EXPENSE):
     Minority interest in net loss of
       subsidiary                                          --                --              68,404                --
     Interest income                                   13,850                --              69,246                --
     Interest expense                                     741                --              (9,047)               --
                                                ----------------  ---------------  -------------------   -------------
               Total other income                      14,591                --             128,603                --
                                                ----------------  ---------------  -------------------   -------------

NET LOSS                                         $   (832,251)    $      (7,353)     $   (1,952,025)     $    (20,590)
                                                ================  ===============  ===================   =============

BASIC & DILUTED NET LOSS
     PER SHARE                                   $      (0.12)    $       (0.01)     $        (0.29)     $      (0.01)
                                                ================  ===============  ===================   =============

WEIGHTED AVERAGE SHARES
   OUTSTANDING (BASIC & DILUTED)                    6,800,244         3,600,793           6,800,244         3,600,793
                                                ================  ===============  ===================   =============

                    See accompanying notes to these condensed
                       consolidated financial statements.

                                        MID-POWER SERVICE CORPORATION
                                        (A DVELEOPMENT STAGE COMPANY)
                                           STATEMENTS OF CASH FLOWS
                                                 (Unaudited)
                                                                     FROM INCEPTION OF
                                                                     DEVELOPMENT STAGE
                                                                     (7/01/01) AND FOR
                                                                      THE NINE MONTHS         NINE MONTHS
                                                                           ENDED                 ENDED
                                                                         MARCH 31,             MARCH 31,
                                                                    --------------------  -------------------
                                                                           2002                  2001
                                                                    --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                               $ (1,952,025)      $      (20,590)

Adjustments to Reconcile Net Loss to Net Cash Used In
   Operating Activities:
    Depreciation expense                                                     25,636                   --
    Minority interest in net loss of subsidiary                             (68,404)                  --
    Abandonment of investment                                               150,000                   --

Changes in Operating Assets and Liabilities:
     Inventory                                                               (2,415)                  --
     Other receivables                                                      (37,333)                  --
     Accounts payable                                                       192,714                   --
     Accrued payroll and other                                                  606                   --
                                                                    --------------------  -------------------
                Net cash used in operating activities                    (1,691,221)             (20,590)
                                                                    --------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Note receivable                                                       (300,000)                  --
     Investment in fluidized combustion                                    (150,000)                  --
   Cash received from acquisition of Sun Ray                                 46,878
     Purchase of oil and gas properties                                    (831,574)                  --
     Purchase of property and equipment                                    (157,970)                  --
                                                                    --------------------  -------------------
                 Net cash used in investing activities                   (1,392,666)                  --
                                                                    --------------------  -------------------

CASH FLOW FROM FINANCING ACTIVITIES:
      Principal payments on notes payable                                (1,011,586)                  --
                                                                    --------------------  -------------------
                Net cash used in financing activities                    (1,011,586)                  --
                                                                    --------------------  -------------------

DECREASE IN CASH AND CASH EQUIVALENTS                                    (4,095,473)             (20,590)

CASH AND CASH EQUIVALENTS, beginning of period                            5,481,771               20,590
                                                                    --------------------  -------------------

CASH AND CASH EQUIVALENTS, end of period                               $  1,386,298       $           --
                                                                    ====================  ===================

                    See accompanying notes to these condensed
                       consolidated financial statements.

                          MID-POWER SERVICE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1:  Basis of Presentation:

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

         The financial information contained herein is unaudited but, in the opinion of the management of Mid-Power Service Corporation, includes all adjustments (consisting of normal recurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the periods indicated. The results for the nine-month period ended March 31, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all footnotes and certain financial presentations necessary for a fair presentation of financial position and results of operations in conformity with generally accepted accounting principles.

Note 2:  Development Stage Operations:

         Mid-Power Service Corporation, formerly known as Caplan Corporation, was incorporated under the laws of the state of Delaware on July 5, 1983, for the purpose of participating in oil and gas activities in the United States.

         Over the past several years, the Company has continued to phase-out its operations and related investments. The exploration, development and production of oil and gas reserves had been the Company's primary source of revenues, however, it was discontinued in 1998. During 1997, the Company initiated its investment in a second industry segment; mining of extractive minerals. The Company obtained leasehold interests on acreage in West Texas for future extraction of mineral substances, including bentonite, zeolite and other associated minerals. The mineral extraction segment did not generate revenue during its existence and the Company discontinued operations in this business segment during the year ended June 30, 2000. During the year ended June 30, 2001, the Company was inactive as all investments and ongoing business activities had been disposed of during the previous year.

         On March 12, 2001, a new group of stockholders acquired a controlling interest in the Company. Those stockholders and the management they have put in place have changed the name of the Company to Mid-Power Service Corporation and raised equity capital of more than $5.5 million. In July 2001, the Company initiated a plan to generate and trade electrical power, to develop energy related technologies, and to acquire oil and gas fuel sources for power generation through exploration, development and acquisition. The Company holds a Federal Energy Regulatory Commission (FERC) license to trade and generate electric power throughout the United States.

Note 3:  Acquisition of Oil and Gas Properties:

         On August 30, 2001, the Company completed, through a subsidiary, an acquisition of 70% of Sunray Petroleum, Inc. (known as MaxCo Oil Company, Inc. until it changed to Sunray Petroleum, Inc. in March 2002) ("Sunray"), a privately owned Bakersfield, California, oil company that had been engaged in oil and gas exploration in Kern County, California, since June 2000. Pursuant to the acquisition, the Company paid $400,000 in cash, agreed to pay an additional $53,000 within 12 months, and agreed to issue 450,000 shares of the Company's restricted common stock if Sunray reworked and returned to production an agreed number of its wells.

         Half of the shares were to be delivered upon satisfaction of the condition, with the remaining half delivered one year thereafter. As a result of the condition, the restricted common stock has not been allocated to the purchase price. At the time of the acquisition, Sunray entered into one-year, renewable employment agreements with each of its two minority stockholders.

         On December 31, 2001, the Company agreed to acquire the remaining 30% of the issued and outstanding shares of Sunray common stock held by the two minority stockholders. In the transaction, Sunray entered into a service agreement with one minority stockholder for onsite field services in consideration of cancellation of his employment contract. Under the new service agreement, the former minority stockholder was paid $25,000 in cash and was transferred oil equipment with a book value of $167,254. This minority stockholder also relinquished his right to 225,000 shares of Company restricted common stock to be issued conditionally under the August 30, 2001, agreement.

         Also, the Company issued the other Sunray minority stockholder a note in the amount of $40,384 in consideration of the cancellation of his employment contract. This minority stockholder also agreed to satisfy the payment of $53,000 to be made to a third party pursuant to the terms and conditions of the August 30, 2001, agreement and retained his right to receive the conditional 225,000 shares of Company restricted common stock, if the conditions for the commercial productivity of a minimum of the acquired wells are met.

         The acquisition of 70% of Sunray, completed on August 30, 2001, and the remaining 30% of Sunray, completed on December 31, 2001, has been accounted for as a purchase, and the acquisition cost of $632,638 (not including the conditional issuance of 225,000 shares of restricted common stock) has been allocated to assets acquired and liabilities assumed based on fair estimated value. Unevaluated oil and gas properties of $640,311 reflect the fair value of the assets acquired.

         The Company's consolidated results of operations include Sunray's activity from the effective date of the August 30, 2001, acquisition. Eliminations have been made for intercompany transactions and the minority interest portion of the loss for the period has been accounted for and allocated accordingly.

         On March 7, 2002, the Board of Directors of MaxCo adopted a resolution authorizing the company name change to Sunray Petroleum, Inc. The name change became effective on March 13, 2002.

Note 4:  Notes Receivable:

         On September 21, 2001, the Company entered into a Promissory Note agreement with Pure Power Technologies, LLC (PPT) by which the Company will loan PPT the sum of $300,000. The proceeds of the note are to be used by PPT for the development and manufacture of generator units that the Company will utilize in the production of wind energy and extraction of oil and gas reserves. The Company has received personal guarantees for repayment from the principal owners of PPT and holds a secured interest in the assets of PPT. The note receivable bears an interest rate of 10% and requires principal payments annually beginning September 30, 2002.

Note 5:  Subsequent Event:

         On May 10, 2002, a Company subsidiary entered into a farm-in agreement with an unrelated third party to earn a 50% working interest (40% net revenue interest) in up to 10 wells by funding the costs to drill and, if warranted, complete each well, at a depth of approximately 6,800 feet, and construct gas delivery pipeline during the next two and one-half years in acreage located in Colusa County, California. The Company has deposited $600,000 into an escrow account to be applied toward costs for the first well. Additional prospects may be included in the venture. The Company is funding lease extension costs on up to seven additional prospects. The Company will not be the operator.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note Regarding Forward-Looking Statements

         This report contains statements about the future, sometimes referred to as "forward-looking" statements. Forward-looking statements are typically identified by the use of the words "believe," "may," "will," "should," "expect," "anticipate," "estimate," "project," "propose," "plan," "intend" and similar words and expressions. The Company intends that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Statements that describe the Company's future strategic plans, goals or objectives are also forward-looking statements.

         Readers of this report are cautioned that any forward-looking statements, including those regarding the Company or its management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

         o costs of and results from proposed reworking or recompletion of wells in Kern County, California;

         o the availability of opportunities to develop distributed power projects;

         o the availability of opportunities to develop energy-related technologies;

         o the ability of the Company to obtain any additional debt or equity financing that may be required in order for the Company to take advantage of available opportunities;

         o prevailing prices for electrical power and energy sources that may be used to generate electricity; and

         o the Company's ability to identify and turn to financial advantage energy-related opportunities.

         Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

General

         As of June 30, 2000, and through June 30, 2001, we were inactive, as all investments and ongoing business activities had been disposed of prior to June 30, 2000.

         On March 12, 2001, eight individuals purchased an aggregate of 1,500,000 shares of restricted common stock (187,500 each) from six stockholders of the Company, at a price of $0.22 per share. Additionally, for the sum of $25,000 (which will be credited against the purchase price if the option is exercised), one investor purchased an irrevocable proxy to vote 500,000 shares of outstanding common stock and an option to purchase 100,000 outstanding shares of restricted common stock. As a result of the foregoing transactions, the eight purchasers have voting control over approximately 55% of the Company's common stock.

         Also on March 12, 2001, the stockholders of the Company, by majority written consent, elected a new board of directors, which in turn elected new officers. The Company then effected a two-to-one reverse split of the common stock of the Company effective April 10, 2001, for all stockholders of record on April 9, 2001, and voted to change the Company's name to "Mid-Power Service Corporation." All share and per share amounts have been adjusted to give effect to the reverse split.

         On August 30, 2001, a Company subsidiary completed an acquisition of 70% of Sunray Petroleum, Inc. ("Sunray") (then known as MaxCo Oil Co., Inc.). On December 31, 2001, the Company subsidiary acquired the remaining 30% of the issued and outstanding shares of Sunray common stock held. Therefore, the Company, through its subsidiary, now owns 100% of Sunray.

         Sunray holds leases to the oil and gas rights on 1,010 gross acres, which include over 50 unevaluated wells at depths of between 550 to 6,300 feet. We believe that Sunray may be able to rework or recomplete some of the shut-in wells and are currently implementing a program to recomplete, in another zone, up to approximately four wells, depending on the results achieved from the initial recompletions. As a by-product of recompletion and exploration activities, the Company has recorded minimal revenues.

         In June 2001, the Company purchased a 22.2% interest in First Step Investors LLC (FSI) for $1,000,000. Additionally, other investor/partners invested an additional $3.5 million in FSI. The total $4.5 million invested in FSI will be used to acquire 70% of the interest Gordon Brothers Group Capital LLC owns in First Step Capital LLC. First Step Capital LLC has a financial interest in results of research and development of the specialized fuel known as EcoSynfuel. First Step Capital LLC has also acquired delinquent loans at a substantial discount in the attempt to recover loan amounts outstanding. During the nine months ended March 31, 2002, the Company has not received cash flows from this investment.

         In addition, the Company holds a license to trade and generate electric power throughout the United States. The license has an unlimited term and enables the Company to engage in wholesale electric power and energy transactions as a marketer. As of March 31, 2002, the Company has not earned revenues under the license, but anticipates revenues under the license in the near future.

         The Company is continuing to review opportunities to participate in distributed power-generation projects, which consist of placing relatively small generating units at or near consumer sites to meet specific consumer power needs. The Company believes that the Sunray acquisition may contribute to the implementation of this strategic plan. The Company believes certain Sunray oil wells may be reworked to produce natural gas in sufficient amounts to generate electricity for sale in Bakersfield, California.

Results of Operations

Three Months Ended March 31, 2002, as Compared with Three Months Ended March 31, 2001

         For the three months ended March 31, 2002, income consisted of interest income on Company funds with a minimal amount of revenue derived from the sale of oil from properties acquired in 2001. As the Company is in the initial stage of implementing its business plan, operations are limited to producing limited quantities of oil as a by-product of reworking or recompleting individual wells in an effort to increase production. As a result, most costs and expenses during this period related to these oil field activities recorded as exploration expense. During the three months ended March 31, 2002, the Company expended approximately $167,000 on the research and development of new products. Such expenditures have been in the development of an environmental air pollution abatement system, a super compression design engine to be used in power generation and a fluidized combustion power project located in Pennsylvania that was recently abandoned by the Company, resulting in a write-off of $150,000 in related costs. The remaining expenditures consisted of general and administrative costs for rent, insurance, office expenses, salaries for employees, consultant fees relating to the analysis of other possible energy projects, as well as accounting, legal and other professional fees.

         The Company had no operations for the three months ended March 31, 2001. Costs and expenses consisted of minimal expenses required to maintain the corporate good standing of the Company and meet its periodic reporting obligations pursuant to the securities laws. As a result, results of operations for the three months ended March 31, 2001, are not indicative of results to be compared to in the future.

Nine Months Ended March 31, 2002, as Compared with Nine Months Ended March 31, 2001

         For the nine months ended March 31, 2002, income consisted of interest income on the Company funds with a minimal amount of revenue derived from the sale of oil from properties acquired in 2001. As the Company is in the initial stage of implementing its business plan, operations are limited to producing limited quantities of oil as a by-product of reworking or recompleting individual wells in an effort to increase production. As a result, most costs and expenses during this period related to these oil field activities recorded as exploration expense. The Company has expended approximately $400,000 on the research and development of new products. Such expenditures have been in the development of an environmental air pollution abatement system, a super compression design engine to be used in power generation and a fluidized combustion power project located in Pennsylvania that was recently abandoned by the Company, resulting in a write-off of $150,000 in related costs, with the remaining expenditures consisting of general and administrative costs for rent, insurance, office expenses, salaries for employees, consultant fees relating to the analysis of other possible energy projects, as well as accounting, legal and other professional fees.

         The Company had no operations for the nine months ended March 31, 2001. Costs and expenses consisted of minimal expenses required to maintain the corporate good standing of the Company and meet its periodic reporting obligations pursuant to the securities laws. As a result, results of operations for the nine months ended March 31, 2001, are not indicative of results to be compared to in the future.

Liquidity and Capital Resources

         The Company had working capital of approximately $1,326,000 at March 31, 2002, as compared to working capital of approximately $4,504,000 at June 30, 2001. The Company requires capital to fund its operating activities and costs associated with reworking or recompleting wells in its Kern County, California, properties. The Company estimates that it has sufficient capital resources to meet these requirements for at least the next 12 months.

         The Company has funds for the estimated costs required to earn a 50% working interest (40% net revenue interest) in the initial well under its recent farm-in arrangement on prospects in Colusa County, California, but will require additional capital to earn an interest in additional wells under this venture.

Future Operations, Significant Accounting Policies and Estimates

         The Company believes it has sufficient capital to identify and analyze initially possible additional energy projects. However, the Company expects that it will require substantial amounts of additional capital to implement its plans to develop energy-related technologies, to generate and trade electrical power, and to acquire oil and gas fuel for power generation through exploration, development or acquisitions. Additional funds may be required to operate any power generation or fuel projects in which it participates. The Company plans to seek debt or other project financing for specific power generation projects and fuel acquisitions. However, at this time, there are no such commitments for any future financings.

         In connection with the above, the Company has substantial investments in energy-related projects as of March 31, 2002. The Company evaluates on a quarterly basis its investments for potential impairment. Due to the nature of its activities, it is reasonably possible our estimates for recovery of an investment could materially change in the future.

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

         None.


                            ITEM 5. OTHER INFORMATION

         None.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                   SEC
   Exhibit      Reference
    Number        Number               Title of Document             Location
-------------- ------------ --------------------------------------- ------------
   Item 10                  Material Contracts
-------------- ------------ --------------------------------------- ------------
    10.01          10       Venture Agreement of Mid-Power Service   This filing
                            Corporation and Edward Mike Davis dated
                            May 10, 2002

         (b)      Reports on Form 8-K.

                  During the quarter ended March 31, 2002, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MID-POWER SERVICE CORPORATION


Date: May 17, 2002                    By   /s/  Kenneth M. Emter
                                          --------------------------------------
                                           Kenneth M. Emter
                                           Secretary and Chief Financial Officer