Form 10QSB/A
period 2001-12-31
MID POWER SERVICE CORP
filed 2002-06-04
CIK 725395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1


      Quarterly Report under Section 13 or 15(d) of the Securities Exchange
          Act of 1934 for the Quarterly Period Ended December 31, 2001


                        Commission File Number 2-85602-D


                          Mid-Power Service Corporation
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Nevada                                          87-0398403
    -------------------------------                        --------------------
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                         Identification No.)

          3800 Howard Hughes Parkway, Suite 860-A
                     Las Vegas, Nevada                           89109
         ----------------------------------------               --------
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

                                     PART II

                                OTHER INFORMATION


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

             SEC
 Exhibit  Reference
  Number    Number             Title of Document                     Location
------------------- ----------------------------------------------- ------------

 Item 3             Articles of Incorporation and Bylaws
------------------- ----------------------------------------------- ------------
  3.01        3     Amended and Restated Articles of Incorporation  This filing
  3.02        3     Bylaws                                          This filing

(b) Reports on Form 8-K. During the quarter ended December 31, 2001, the Company did not file any reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      MID-POWER SERVICE CORPORATION


Date: May 31, 2002                    By   /s/ Kenneth M. Emter
                                          --------------------------------------
                                           Kenneth M. Emter
                                           Secretary and Chief Financial Officer