Form 10QSB/A
period 2001-09-30
MID POWER SERVICE CORP
filed 2002-08-27
CIK 725395

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                 Amendment No. 1




       Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001


                        Commission File Number 2-85602-D


                          Mid-Power Service Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              87-0398403
---------------------------------                           --------------------
 (State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

   3800 Howard Hughes Parkway, Suite 860
             Las Vegas, Nevada                                    89109
 ----------------------------------------                       -----------
 (Address of principal executive offices)                       (Zip Code)

                                  702-319-7153
               --------------------------------------------------
              (Registrant's telephone number, including area code)




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

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MID-POWER SERVICE CORPORATION



Date:  August 27, 2002                 By  /s/ Kenneth M. Emter
                                           -------------------------------------
                                           Kenneth M. Emter
                                           Secretary and Chief Financial Officer