Form 10KSB
period 2002-06-30
MID POWER SERVICE CORP
filed 2002-10-21
CIK 725395

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2002

                        Commission File Number 2-85602-D

                          MID-POWER SERVICE CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

                Nevada                                        87-0398403
    -------------------------------                     --------------------
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)

                3800 Howard Hughes Parkway
                        Suite 860A
                     Las Vegas, Nevada                        89109
         ----------------------------------------           ----------
         (Address of principal executive offices)           (Zip Code)

                                 (702) 214-3615
                 -----------------------------------------------
                (Issuer's telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
       None                                               None

Securities registered under Section 12(g) of the Exchange Act:

                                      None
                               ------------------
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $100,148

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of October 17, 2002, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $3,686,019.90.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 17, 2002, the issuer had 27,972,276 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS


Part/Item                      Description                                  Page

           Special Note on Forward-Looking Statements........................  1

Part I
Item 1     Description of Business...........................................  3
Item 2     Description of Property...........................................  3
Item 3     Legal Proceedings................................................. 27
Item 4     Submission of Matters to a Vote of Security Holders............... 27

Part II
Item 5     Market for Common Equity and Related
             Stockholder Matters............................................. 28
Item 6     Management's Discussion and Analysis or Plan of Operation......... 30
Item 7     Financial Statements.............................................. 34
Item 8     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure............................. 34

Part III
Item 9     Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............... 35
Item 10    Executive Compensation............................................ 36
Item 11    Security Ownership of Certain Beneficial Owners and Management.... 38
Item 12    Certain Relationships and Related Transactions.................... 39
Item 13    Exhibits and Reports on Form 8-K.................................. 42

           Signatures........................................................ 45
           Certification of Principal Executive Officer...................... 45
           Certification of Principal Financial Officer                       46

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

         Readers of this document are cautioned that any forward-looking statements, including those regarding us or our management's current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

         o the future results of drilling individual wells and other exploration and development activities;

         o the relatively small share of revenues that we have retained in our principal prospect areas as compared to the share of exploration and other costs that we must bear;

         o our dependence on the ability of our lender, an affiliate, under our credit facility to fund our draws of up to $20.0 million to be used to pay $10.0 million in December 2002 for the purchase of the Clear Creek property and to fund planned exploration and other activities;

         o the encumbrance on our Clear Creek property to secure repayment of up to $20.0 million that we may borrow from an affiliate to pay the balance of the purchase price due and planned exploration and the possibility that we could lose the Clear Creek property through foreclosure if we are unable to generate adequate revenue from future discoveries or obtain capital from other sources sufficient to repay such loan;

         o contractual limitations on the number of shares we may issue for equity capital;

         o our future ability to attract industry or financial partners to share the costs of exploration, exploitation, development and acquisition activities;

         o our ability to raise additional capital we may require may be limited by restrictions imposed on our ability to issue stock under our agreement with our principal stockholder;

         o the degree of market acceptance of distributed power-generation services;

         o the prices at which we may be able to sell gas, oil or electrical power; and

         o fluctuations in prevailing prices for gas, oil and electrical power.

         The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including the risk factors detailed in this document. The forward-looking statements included in this document are made only as of the date of this document.

                          -----------------------------

         Effective April 10, 2001, Mid-Power Service Corporation effected a one-for-two reverse split of its common stock. Unless otherwise noted, all references to our common stock and prices per share of our common stock give effect to the reverse split.

                                     PART I

               ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY

Introduction and History

         Mid-Power Service Corporation is currently implementing a plan to acquire gas and oil properties for exploration and development, to acquire fuel sources for power generation, to develop energy-related technologies, and to generate and trade electrical power. We initiated this plan following the acquisition of a controlling interest by a new group of stockholders, the infusion of more than $5.5 million of equity, and the appointment of new directors during the year ended June 30, 2001. We are currently focusing principally on the exploration and development of gas and oil by initiating exploration of acquired property interests and by participating in exploration projects sponsored by others.

         On June 14, 2002, we completed our acquisition under a May 10, 2002, option agreement of gas and oil leases on approximately 17,197 gross acres comprising the Clear Creek Unit in Carbon and Emery Counties, Utah. The Clear Creek field was originally discovered and developed during the mid-1950s, and approximately 136 billion cubic feet of gas had been produced from the field by the mid 1970s. The leases in the unit are currently held by nominal production from one of the 17 wells initially completed. Based on ongoing evaluation of the extensive engineering, geological and geophysical data available, we are undertaking exploration of this property, including attempting to recomplete existing wells in additional potentially productive zones and drilling new wells. The first attempted recompletion, the Oman No. 2-20, is currently being tested. Additional drilling is planned for the 2003 field season. To acquire these properties, we paid $5.5 million in cash, agreed to pay $10.0 million into escrow in December 2002, and issued 17.1 million shares to Edward Mike Davis, who as a result now owns approximately 61.2% of our issued and outstanding stock.

         In order to fund this acquisition, we entered into a loan agreement with SCRS Investors, LLC, under which we may borrow up to $25.5 million to complete the acquisition and to engage in initial exploration and development activities on the Clear Creek field. The loan is secured by encumbrances on the assets acquired. The loan is repayable over 10 years, commencing on December 31, 2003, and is convertible into common stock at $1.50 per share, subject to certain limitations. James W. Scott, our president, chief executive officer and a director, is approximately an 86% equity owner of SCRS Investors, and Mark T. Davis, our general counsel, is a member of SCRS Investors. Accordingly, this transaction was not the result of arm's-length negotiations.

         In order to implement our plan, we also:

         o acquired, in two transactions completed in August and December 2001 with unrelated parties, a subsidiary owning gas and oil leases on approximately 1,010 gross acres in Kern County, California, with more than 50 wells at depths of between 550 to 6,300 feet, up to approximately five of which may warrant recompletion in another zone, depending on initial recompletion results;

         o entered into an agreement in May 2002 with Edward Mike Davis, to earn a 50% working interest in up to 10 wells by funding the costs to drill and, if warranted, complete, at depths of approximately 6,800 feet, each well and construct gas delivery pipelines during the next two and one-half years in the Arbuckle Prospect located in Colusa County, California;

         o entered into an agreement in August 2002 with an unrelated party, to fund approximately $1.0 million for an initial 16,300-foot test to earn a retained 16.125% working interest (approximately 11.77% net revenue interest) and an 8.875% working interest (6.48% net revenue interest) to be conveyed to Edward Mike Davis in a 606 gross acre prospect in Cameron Parish, Louisiana; and

         o purchased in June 2001 for $1.0 million a minority interest in a specialized synthetic fuel research and development project, which we subsequently sold.

         We also continue to investigate possible opportunities to develop on-site power generation, also known as distributed-power generation, to provide power to commercial or industrial users to supplement or replace electrical power they currently purchase from the electric utility grid. We hold a Federal Energy Regulatory Commission license to trade and generate electric power throughout the United States.

         Mid-Power Service Corporation was incorporated as Caplan Corporation under the laws of the state of Delaware on July 5, 1983. The corporation changed its name from Caplan Corporation to Mid-Power Service Corporation in March 2001, and changed its corporate domicile to Nevada through a merger with a corporate subsidiary in December 2001. In 1999 and 2000, our activities were limited to maintaining an interest in 3,825 acres of leased and permitted lands in Texas for the exploration and possible mining, production and sale of bentonite, zeolite and other nonferrous minerals. In March 2000, we discontinued operations in this business segment and thereafter were inactive with no material assets until the change in management and control and infusion of additional equity during the year ended June 30, 2001, as discussed above.

         When used in this document, the terms "we," "our" and "the Company" refer to Mid-Power Service Corporation as well as its wholly owned subsidiaries:
Mid-Power Resource Corporation, a Nevada corporation, which holds our Clear Creek, Utah, and Lakeside, Louisiana, properties, and Sunray Petroleum, Inc. (formerly known as MaxCo Oil Co., Inc.), a Nevada corporation, which owns our Kern County, California property. We also own 100% of Wind Associates, Inc., a North Dakota corporation, Mid-Power Energy Trading, LLC, a Nevada limited liability company, and Emergency Power Systems, LLC, a Nevada limited liability company, and a 50% interest in S-C Engines, LLC, a Nevada limited liability company, none of which has conducted activities.

         Our executive offices are located at 3800 Howard Hughes Parkway, Suite 860A, Las Vegas, Nevada 84109. Our telephone number is (702) 214-3615, facsimile number (702) 214-3865.

         We use various terms in this document that are common in the gas and oil and energy industries but that may not be familiar to all investors. This document contains a glossary of certain of these industry terms beginning on page 26.

Gas and Oil Activities

         Since June 30, 2001, we have acquired minimal proved reserves and undeveloped and unproved gas and oil interests, including some interests with only nominal, noncommercial production. We have undertaken evaluation of these acquired gas and oil interests and are drilling or conducting other exploration or are reworking existing wells. We have no commercial production and only minimal proved reserves.

         Acquisition of Clear Creek, Utah Property

         On June 14, 2002, we acquired gas and oil rights on approximately 17,197 gross acres comprising the Clear Creek Unit in Carbon and Emery Counties,

Utah, in consideration of paying $5.5 million in cash, delivering a $10.0 million note requiring payment into escrow in December 2002, and issuing 17.1 million shares of common stock. See Item 12. Certain Relationships and Related Transactions.

         The Clear Creek field was discovered in 1951 and developed during the mid-1950s. A total of 20 wells were drilled, 17 of which were completed for production and three of which were dry holes. By the mid-1970s, all but one well in the field had been abandoned as noncommercial, apparently because of collapsed holes, excessive water production, or low gas volume. One of the wells, the Utah Fuels No. 8, produces noncommercial quantities in order to maintain the leases in the approved unit. The Clear Creek field has no proved reserves. To date, approximately 136 billion cubic feet of gas have been produced from the field. The gas gathering and transmission system used to transport and market previous production remains in place.

         We believe that data from wells drilled to date suggests that the field contains a low permeability, fractured reservoir with seven distinct sand sections, six of which are not continuous in the drilled area. Previous bottom-hole pressure tests available from previous owners indicate poor pressure communication among wells in the field, which suggests to us that the reservoir may not have been adequately drained and that additional test wells may be warranted. In our opinion, the initial open-hole completion practices prevent identification of which of the seven sands in the field may be the source of water that impeded production in several of the wells. Because of the lack of correlation across the entire field, there is a possibility that water-free completions can be made in the upper zones in abandoned wells and in additional infield well locations. Initial wells in the Clear Creek field were drilled on 640-acre spacing. We believe that this large spacing pattern may have been inadequate to drain the field because of the geological characteristics of the productive formations. We estimate that there may be in excess of 20 infield locations with 160-acre spacing. We intend to drill on additional locations and to test each of the seven sands, to the extent present in individual wells, to determine if gas in commercial quantities remains in the field. Gas discovered would be delivered to the pipeline on the property for sale to an unrelated purchaser.

         Since acquiring these properties in June 2002, we have initiated a program to rework, log and test up to three previously drilled wells and, if warranted, complete them for production. Our program included an engineering, geological and geophysical evaluation of several of the previously productive wells in the field to determine whether to reenter and attempt to recomplete the wells in additional potentially productive zones, implement enhanced recovery measures and drill new wells. In addition, we began evaluation of the coalbeds at depths from 800 to 3,000 feet to determine their potential for coalbed methane gas. Our first attempted recompletion in the Clear Creek field, the Oman No. 2-20, is currently being tested.

         We have a 100% working interest on approximately 17,197 gross acres in the Clear Creek Unit, equivalent to a 72.1% net revenue interest, except for two well locations as noted below. The leases are subject to approximately 20.75% landowners' and overriding royalties to unrelated parties and an approximately 7.14% overriding royalty due to Edward Mike Davis, our principal stockholder. In addition, Edward Mike Davis has a 14.3% working interest, equivalent to a 10% net revenue interest, in the 1,280 gross acre drilling spacing unit on which the Oman No. 2-20 and the Utah Fuel No. 8 wells are located. The leases are also subject to a $200,000 production payment due an unaffiliated predecessor-in-interest, payable out of 5% of the net revenue interest, excluding production from the Oman No. 2-20, Utah Fuels No. 8 and one other specified well.

         Lakeside Prospect, Cameron Parish, Louisiana

         On August 1, 2002, we agreed to provide approximately $1.0 million in funding for an initial test to be drilled by Petrogulf Corporation, Denver, Colorado, as operator, in the Lakeside Prospect in Cameron Parish, Louisiana.

The Claude Boudreaux No. 1 well will test the Marg. Howei Sand formation at a target depth of approximately 16,300 feet. The Lakeside Prospect may contain an extension of a series of fault blocks productive from the same formation outside the prospect.

         We agreed to pay approximately $1.0 million to participate in the prospect and the prospect well for a 25% working interest in the well and the approximately 606 gross acre prospect. The earned 25% working interest will equate to a 16.125% working interest (11.77% net revenue interest) retained by us and an 8.875% working interest (6.48% net revenue interest) received by Edward Mike Davis, a principal stockholder of the Company, who brought the prospect to us. We have agreed to carry Edward Mike Davis's costs in the above working interest percentage through the tanks or pipelines for any additional wells drilled, worked over or recompleted.

         As of September 13, 2002, the well had reached total depth of 16,275. On that date, Petrogulf tendered its resignation as operator of the well, as a result of its determination that the well was not capable of producing commercial quantities of hydrocarbons. To avoid shutdown of all operations, we elected to take over as operator of the well immediately following proper documentation with the State of Louisiana and assume the entire obligation to attempt to test and complete the well. We have agreed to pay 100% of all costs incurred. Subject to certain conditions, the former participants have agreed to assign all rights, title and interest to all oil and gas leases in the Lakeside Prospect to us, with the exception of a 10% working interest held by Petrogulf and a 40% working interest retained by Petrogulf in a 180-acre parcel within the Lakeside Prospect referred to as the Western Lease. We have now taken over as the operator and are commencing our efforts to test and complete the well.

         Arbuckle Gas Field

         On May 10, 2002, we agreed to fund 100% of the costs, through drilling, completion and pipeline connection of up to 10 wells, at a depth of approximately 6,800 feet, and construct gas delivery pipelines during the next two and one-half years, in acreage located in the Arbuckle gas field, Colusa County, California, to earn a 50% working interest, equivalent to a 40% net revenue interest. We deposited $600,000 into an escrow account to be applied toward costs for the first well. Additional prospects may be included in the venture. We are also funding lease extension costs on up to seven additional prospects on 2,111 gross acres (1,055 net acres).

         By our bearing 100% of the costs of agreed activities as noted above, Edward Mike Davis will receive, at no cost to him, a 50% working interest, equivalent to a 40% net revenue interest. At the time of this transaction, Edward Mike Davis had no relationship with our Company, so this transaction was the result of arm's-length negotiations. Thereafter, as a result of the issuance of stock to Edward Mike Davis as partial consideration for our acquisition of our Clear Creek property, he became a principal stockholder. See Item 11. Security Ownership of Certain Beneficial Owners and Management and Item 12. Certain Relationships and Related Transactions.

         The initial well, the Lohman No. 2-14, reached total depth of approximately 5,400 feet in early September 2002 and is producing at approximately 800 to 900 thousand cubic feet of gas per day.

         Kern County, California

         In an effort to obtain a source of fuel for possible future distributed power-generation facilities, in August and December 2001, we purchased in two transactions a total of 100% of the issued and outstanding stock of MaxCo Oil Company, Inc. (changed to Sunray Petroleum, Inc. in March 2002), Bakersfield, California, with properties in Kern County, California.

         When we acquired the initial 70% of MaxCo, we paid $400,000 in cash, agreed to pay an additional $53,000 within 12 months, entered into employment agreements with MaxCo's two remaining stockholders, and agreed to issue an aggregate of 450,000 shares of our restricted common stock to those stockholders if MaxCo were able to rework and return to commercial production an agreed number of wells. When we acquired the remaining 30% of MaxCo's stock, the employment agreement and the right to receive 225,000 shares of our common stock of one of the two MaxCo stockholders were terminated in consideration of $25,000 in cash and certain equipment with a book value of $167,254. The other MaxCo stockholder agreed to terminate his employment agreement and assume the $53,000 to be paid by us in consideration of $40,384 in cash and the right to receive the 225,000 shares of our common stock if the conditions preceding are met. As of the date of this report, no shares of our common stock have been issued under this agreement.

         As a result of this acquisition, we now hold leases to the gas and oil rights on 1,010 gross and net acres, equivalent to an 84% net revenue interest, which include over 50 wells at depths between 550 to 6,300 feet, of which one contains small reserves and the balance currently produce small, noncommercial quantities. Based on the current level of oil prices, we believe that we may be able to rework some of the shut-in wells for production. In addition, we believe that some of these wells can be reworked to produce gas in sufficient amounts to power gas turbine generators, producing electricity for sale in the area in partial implementation of our strategic plan.

         Since acquiring the leases in Kern County, California, we have completed reworking one well and are continuing to evaluate the results to determine what further activities may be warranted.

         Other Opportunities

         We continue to review opportunities of which we become aware for possible participation in additional gas and oil exploration, development or production. In some instances, we may participate in opportunities introduced to us by Edward Mike Davis, our principal stockholder, and may compensate Edward Mike Davis in connection with such a transaction or enter into other arrangements in which we may benefit. See Item 12. Certain Relationships and Related Transactions.

         Limited Oil Production and Sales

         We had no gas or oil production prior to our acquisition of our Kern County property in 2001 and the Clear Creek field in June 2002. With the exception of one well in Kern County, California, our production is limited and noncommercial, and each of our properties is in the exploration stage.

         The following table sets forth our average net daily oil production, average sales price and average production costs associated with our oil production attributable to our interest in the Kern County property, giving effect to the acquisition of a 70% interest on August 30, 2001, and acquisition of the remaining 30% interest on December 31, 2001, and excluding any nominal production from the Clear Creek property acquired June 14, 2002:

                                                                Year Ended
                                                              June 30, 2002
                                                            -------------------
 Producing property data:
  Average daily net oil production (barrels)...............         16
  Average sales price per barrel...........................      $  17.00
  Average production costs per barrel(1)...................      $  12.33
--------------------
(1) Production costs include production costs (water disposal, repairs, maintenance, pumper, transportation and similar items) and production taxes. Production costs do not include such items as general and administrative costs, depreciation, depletion, state income taxes or federal income taxes.

         We sell oil at posted field prices to one of several purchasers in the Kern County area. For the year ended June 30, 2002, all of our oil sales were to Kern Oil Refinery. Posted prices are generally competitive among gas purchasers. We have no commitments for the delivery or sale of gas or oil.

         Wells and Acreage

         As of June 30, 2002, we had one gross and net producing gas well. As of June 30, 2001, we did not have any developed wells or acreage.

         The following table sets forth our gross and net acres of undeveloped gas and oil acreage as of June 30, 2002:

                                                      Developed                  Undeveloped
                                              --------------------------  --------------------------
                                                 Gross          Net          Gross          Net
                                              ------------  ------------  ------------  ------------
  Clear Creek, Utah..........................         --            --        17,197       17,014
  Kern County, California....................         --            --         1,010          848
  Arbuckle Gas Field, California.............         --            --         2,111        1,055
                                              ------------  ------------  ------------  ------------
     Total...................................         --            --        20,318       18,917
                                              ============  ============  ============  ============

The above excludes any interest we may earn in the Lakeside, Louisiana prospect under an agreement entered into in August 2002 and amended in September 2002.

         Proved Reserves

         The following table sets forth estimated oil reserves, net to our interest, of gas and oil properties as of April 12, 2002. The estimates of future net revenues from our proved reserves are made using a sales price of $20.00 per barrel, held constant throughout the life of the properties:

                                                                           Present Value of Estimated
     Estimated Proved Reserves         Estimated Oil (Bbls)          Future Net Revenues, Discounted at 10%(1)
     -------------------------         -------------------           -----------------------------------------
Proved Developed Producing
  Kern County, CA................            30,270                                $100,000
                                             ------                                --------
---------------------

(1) The price used in the evaluation was $20.00 per barrel. Operating costs have not been escalated. The operating costs are computed by estimating expenditures to be incurred in developing and producing the proved oil reserves, based on year-end costs and assuming the continuation of existing economic conditions.

         The oil reserves assigned to the properties in the evaluation were determined by analyzing current test data, extrapolating historical production data, and comparing field data with the production history of similar wells in the area. The current volatility of oil prices provides an element of uncertainty to any estimates. If prices should vary significantly from those projected in the appraisal, the resulting values would change substantially. The reserve estimates contained in the engineering report are based on accepted engineering and evaluation principles. The present value of estimated future net revenues, discounted at 10%, does not necessarily represent an estimate of a fair market value for the evaluated property.

         There are numerous uncertainties inherent in estimating quantities of proved oil reserves. The estimates in the appraisal are based on various assumptions relating to rates of future production, timing and amount of development expenditures, oil prices, and the results of planned development work. Actual future production rates and volumes, revenues, taxes, operating expenses, development expenditures, and quantities of recoverable oil reserves may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices, and other factors

         The actual amount of our proved reserves is dependent on the prevailing price for oil, which is beyond our control or influence. There can be no assurance that oil prices will not decline in the future. Gas and oil prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to any of the following factors: relatively minor changes in the supply of and demand for gas and oil; market uncertainty; political conditions in international oil producing regions; the extent of domestic production and importation of oil; the level of consumer demand; weather conditions; the competitive position of oil as a source of energy as compared with gas, coal, nuclear energy, hydroelectric power, and other energy sources; the refining capacity of prospective oil purchasers; the effect of federal and state regulation on the production, transportation and sale of oil; and other factors, all of which are beyond our control or influence.

         Drilling Activities

         We commenced our gas and oil activities in the fiscal year ended June 30, 2002, and had no previous drilling activities. During the fiscal year ended June 30, 2002, we did not drill any new wells, but did work over and recomplete one well in our Kern County property. We do not have sufficient geological or engineering data to determine whether these efforts established reserves and/or whether similar reworking or recompletion efforts are warranted on additional wells.

         As of June 30, 2002, we were testing the Oman No. 2-20 well in our Clear Creek project and had agreed to participate in drilling a test in the Lakeside, Louisiana prospect. As of October 14, 2002, both of those test wells had reached total depth and were being tested.

         Drilling Rig and Well Servicing Equipment

         As part of the acquisition of our Clear Creek property in August 2002, we also acquired a well service rig, associated oilfield servicing equipment and two field vehicles.

Distributed Power Generation

         Overview

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

         Project Development and Marketing

         We are currently reviewing a number of distributed power-generation opportunities, including projects that may be suitable for use for the fuel from our gas and oil project in Kern County, California, acquired during this fiscal year. In selecting a project, an important consideration is the availability of a reliable supply of fuel at an economical, predictable price for the anticipated life of the project. In addition, we also consider anticipated costs and delays that may be encountered in meeting any applicable permitting obstacles for the construction of any facilities, easements or permits required for fuel delivery or power transmission, and other requirements.

         In reviewing a project opportunity, our executive officers, working with industry consultants who may be engaged on a project-by-project basis, review the above factors in an effort to estimate and evaluate the anticipated capital requirements, possible sources of financing, possible customers, the financial stability of possible purchasers based on publicly available data, prevailing electrical power prices, and related risks. No single factor is given predominant weight in this analysis, but a decision is made on a composite view of the foregoing as well as any other relevant factors that appear as a result of the analysis. In many instances, we may engage consultants to conduct a formal feasibility analysis of an individual project prior to committing to its development. The feasibility project serves as a management tool in the decision-making process and may assist us in our efforts to seek third-party financing.

         Based upon a preliminary decision to undertake a project, we, with the advice of our consultants, will seek to negotiate required agreements to obtain a reliable, long-term fuel source at a predictable and acceptable price, a long-term contract for the sale of power to a financially stable purchaser at an agreed price schedule, and project financing. We will seek to finance each project through a combination of equity and debt financing secured by an encumbrance on the power-generation facility being developed as well as the related power-generation revenues.

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

         Projects

         Pure Power Technologies. On September 25, 2001, we entered into an agreement with Pure Power Technologies, LLC, or Pure Power, a Nevada limited liability company, to jointly develop electrical generation projects using Pure Power's equipment and our financing and other resources.

         In anticipation of our joint development agreement with Pure Power, on September 21, 2001, we agreed to loan Pure Power $300,000. The proceeds of the note were to be used by Pure Power for the development and manufacture of generator units that we were considering using in the production of wind energy and extraction of gas and oil reserves. The loan is personally guaranteed by the principal owners of Pure Power and is secured by an encumbrance on the assets of Pure Power. The note receivable bears an interest rate of 10% per annum and requires principal payments annually beginning September 30, 2002.

         We subsequently determined to terminate our agreements. Pure Power and the personal guarantors remain obligated to repay the $300,000 note on the terms described above.

         Turbine Engine Purchase. On May 24, 2002, we agreed to purchase from unrelated parties two Model GG4A-7 nonflight, Pratt and Whitney turbine engines for a total of $1,164,000, including the purchase price and commissions. The engines have been kept on-site at the Alamitos and Huntington Beach, California plants as spare engines that could be deployed within 24 hours for use in the 133 megawatt electric generating peaking plants owned by the sellers at those locations. However, these engines have never been used. We are currently evaluating possible uses of these engines, as well as the possibility of a resale. With the purchase of each engine, we also received a right of first refusal to purchase the electric generating peaking unit at which the engine was located. The right of first refusal for the electric generating unit at the Huntington Beach plant expired on September 21, 2002, while the right of refusal for unit at the Alamitos plant expires on November 20, 2002.

         EcoSynfuel. In June 2001, we purchased for $1.0 million a 22.2% interest in Gordon Brothers Group Capital LLC, which in turn owned a 70% interest in First Step Capital LLC, which has a financial interest in results of research and development of a specialized fuel known as EcoSynfuel. On June 6, 2002, we determined that the funds committed to this investment could better be deployed to other opportunities and therefore, we sold our interest for $1.0 million.

Government Regulation

         The exploration for and production of oil in the United States are subject to extensive regulation by both federal and state authorities. The following discussion concerning regulation of the gas and oil industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations and governmental orders to which our operations may be subject.

         Environmental Regulations

         Our operations are subject to comprehensive federal, state and local laws and regulations governing the storage, use and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection, all of which may adversely affect our operations and costs of doing business. It is probable that state and federal environmental laws and regulations or their interpretations will become more stringent in the future. There can be no assurance that measures to further regulate the disposal of oil waste may not be adopted. Environmental laws and regulations are frequently changed, so we are unable to predict the ultimate cost of compliance. We do not believe that we will be required in the near future to expend material amounts due to current environmental laws and regulations.

         Our subsidiary owning and operating our Clear Creek property has assumed liability for well plugging and abandonment and well-site restoration costs for any of seven nonproducing gas wells in the field that are not returned to production within five years. We have posted with the state of Utah a cash bond of $184,000 as security for this plugging, abandonment and restoration obligation. We cannot assure that the amount of this bond will be sufficient to complete the work required.

         Present and future legislation and regulations could cause additional expenditures, restrictions and delays in our business, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances or subject us to various governmental controls. From time to time, regulatory agencies have proposed or imposed price controls and limitations on production by restricting the rate of flow of gas and oil wells below actual production capacity in order to conserve supplies of gas and oil. Because federal energy and taxation policies are subject to constant revisions, no prediction can be made as to the ultimate effect of such governmental policies and controls on our operations.

         State and Local Regulation of Drilling and Production

         State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds and reports concerning drilling and producing activities. Such regulations also cover the location of wells, the method of drilling and casing wells, the surface use and restoration of well locations, the plugging and abandoning of wells, the density of well spacing within a given area, and other matters. States in which we have properties also have statutes and regulations governing a number of environmental and conservation matters. We believe we are currently in full compliance with all material provisions of such regulations.

         Federal Leases

         We conduct significant portions of our activities under federal gas and oil leases. These operations must be conducted in accordance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on these leases and calculation and disbursement of delay rentals and royalty payments to the federal government.

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

Employees and Consultants

         At June 30, 2002, we had four full-time employees. Our employees are not represented by a collective bargaining organization. We consider our relationship with our employees to be satisfactory. We also regularly engage consultants to provide specific professional services, particularly to assist us in our gas and oil exploration and related activities.

Offices and Facilities

         Our headquarters at 3800 Howard Hughes Parkway, Suite 860A, Las Vegas, Nevada 89109, are rented on a month-to-month basis from an entity controlled by James W. Scott, our president, chief executive officer and a director. See
Item 12. Certain Relationships and Related Transactions.

Competition

         All aspects of the energy industry, including gas and oil production and power generation, are extremely competitive, and we compete in the search for and acquisition of gas and oil leases and the exploration for gas and oil with firms, including major gas and oil companies, that possess substantially greater financial, technical and managerial resources than we do. In addition, the sale of gas and oil programs is extremely competitive, and we are at a significant disadvantage in competing with companies that have more extensive operating histories than we do, that benefit from repeat investors, that have their own internal sales forces, and/or that have long-established relationships with brokerage firms.

         In the power-generation industry, we will be competing with established electrical utilities that possess substantially greater financial, technical and managerial resources than we do. In addition, those utilities have established relationships with our potential customers, and we expect that we will be at a disadvantage in persuading potential customers of the benefits of our distributed power-generation systems. Generally, power purchased from the electric utility grid is less costly than power produced by distributed power-generation systems. Utilities may also charge fees to attach to their power grid. However, we expect to compete with the power grid in instances in which the costs of connecting to the grid from remote locations are high, reliability and power quality are of critical importance, or in situations where peak shaving could be economically advantageous due to highly variable electricity prices.

         The production and marketing of gas and oil are affected by a number of factors that are beyond our control or the control of any operator of properties in which we have an interest, the effect of which cannot be accurately predicted. These factors include actions by foreign oil producing nations, crude oil imports, the availability of adequate gas for airlines and other transportation facilities, availability and marketing of competitive fuels and other matters affecting the ability of the market, such as fluctuating supply and demand, the regulation of allowable production by governmental authorities, and other regulations relating to the transportation and marketing of gas transported or sold in interstate commerce. All of the factors are variable and depend upon economical and political forces that cannot be predicted.

Risk Factors

     Factors Relating to the Gas and Oil Industry

         Our success will be dependent on the discovery of new reserves, which cannot be assured.

         We have only minimal proved reserves associated with one well. Our success will be largely dependent on our ability to discover gas and oil reserves through exploration and development, which involves substantial risks. Although there has been substantial commercial production within our Clear Creek property in the past, that production was terminated because the holders of the property determined that further production was not economical. If hydrocarbons are discovered on any present or future prospect, we believe several exploration tests may be required to appraise the potential of any structure that is identified in either of our project areas. There can be no assurance such tests will be successful. Further, there can be no assurance that the porosity, permeability or other characteristics of any reservoir formation will support the production of gas or oil in commercial quantities.

         Our exploration efforts are subject to substantial risks and may not be successful.

         Our gas and oil exploration activities involve significant risks in that:

         o There can be no assurance that any well will encounter hydrocarbons.

         o There is no way to know in advance of drilling and testing whether any prospect encountering hydrocarbons will yield gas or oil in sufficient quantities to be economically viable or cover drilling or completion costs.

         o Several test wells are typically required to explore each prospect or exploration area.

         o We may continue to incur exploration costs in specific areas even if initial test wells are plugged and abandoned or, if completed for production, do not result in production of commercial quantities.

         o Drilling operations may be curtailed, delayed or canceled as a result of numerous factors, including title problems, weather conditions, compliance with governmental requirements, and shortages or delays in the delivery of equipment.

There can be no assurance that our exploration efforts will be successful. Although we have identified or expect that we will identify certain structures within our interests that we believe contain gas or oil reservoirs, there can be no assurance that hydrocarbons are present on such interests or that any such hydrocarbons can be produced in commercial quantities. Many of the exploration decisions on the project areas will be based on third-party scientific data, some of which were gathered prior to recent significant technological advances. There can be no assurance that such data are as reliable as data gathered either using modern technology or under our supervision.

         Our net revenue interest share of revenue in the gas and oil projects that we acquired from or through Edward Mike Davis is substantially smaller than our working interest share of costs.

         We generally have a 100% working interest in our Clear Creek, Utah property, equivalent to a 72.1% net revenue interest, which means that we must bear 100% of the costs of exploration, development and production for which we will receive only 72.1% of the revenues from production. In the Oman No. 2-20 and Utah Fuel No. 8 wells in the Clear Creek property, our principal stockholder owns a 14.3% working interest, equivalent to a 10% net revenue interest, which means that we hold an 85.7% working interest, equivalent to a 62.1% net revenue interest. Similarly, we have agreed to bear 25% of the costs of each well drilled, worked over or recompleted to earn a 16.125% working interest, equivalent to an 11.77% net revenue interest, in the Lakeside Prospect in Louisiana, which means that we must bear 25% of the costs of exploration, development and production for which we will receive only an 11.77% interest in the revenues from production. We have now agreed to assume 100% of all costs incurred on the Claude Boudreaux No. 1 well in the Lakeside Prospect under an agreement that will enable us to earn a larger interest in the Lakeside Prospect. In the Arbuckle gas field in California, we have agreed to fund 100% of the costs of up to 10 wells and construct gas delivery pipelines to earn a 50% working interest, equivalent to a 40% net revenue interest. As a result of the small amount of our net revenue interest as compared to our working interest share of costs in these projects, we will need to discover substantial reserves and produce substantial quantities of gas or oil for our interests to be financially successful. We cannot assure that production from any gas and oil that we may discover on our existing properties or on property interests that we may acquire in the future will be sufficient to pay for the costs of acquisition, exploration and development.

         Even if we are successful in discovering gas reserves, we will be unable to exploit their economic potential unless we are able to obtain access to gas gathering and transmission systems.

         If our exploration efforts discover gas reserves, the production and sale of such reserves will be dependent upon the availability, proximity and capacity of gas gathering systems, pipelines and processing facilities. Although a gas pipeline transverses our Clear Creek property, there can be no assurance that we can obtain access to such pipeline. Further, we may have to incur substantial capital costs for gas processing before any gas can be delivered to the pipeline. It is likely that gathering, transmission and processing facilities would have to be constructed before producing and marketing any gas that may be discovered. Therefore, wells may be temporarily shut-in for lack of a market or due to the unavailability of pipeline, gathering or processing system capacity. This would correspondingly delay cash flow from our operations. If substantial capital is required to complete necessary facilities, we may determine it is not economically feasible to produce gas discovered even if substantial reserves are identified.

         Adverse weather will limit our exploration and development activities.

         Our Clear Creek property, in particular, is located in steep mountainous terrain in central Utah at elevations above approximately 10,000 feet where winter weather significantly shortens the field season. Extremely cold temperatures, substantial snowfall, and precipitation may delay or interrupt drilling, well servicing, infrastructure construction and production. The foregoing may reduce production volumes or increase production costs and could delay our planned exploration and development activities.

         Reserve estimates and estimates of our future net revenues are subject to numerous uncertainties and may not prove to be accurate.

         There are numerous uncertainties inherent in estimating quantities of proved oil reserves. The estimates of reserves are based on various assumptions relating to:

         o        rates of future production;

         o        timing and amount of development expenditures;

         o        oil prices;

         o        the results of planned development work;

         o        actual future production rates and volumes;

         o        revenues;

         o        taxes;

         o        operating expenses;

         o        development expenditures; and

         o        quantities of recoverable oil reserves.

The estimates of quantities and future net cash flows may vary substantially from those assumed in the estimates. Any significant change in these assumptions, including changes that result from variances between projected and actual results, could materially and adversely affect future reserve estimates. In addition, such reserves may be subject to downward or upward revision based upon production history, results of future development, prevailing oil prices and other factors.

         Gas and oil prices are volatile, and a decrease in prices could have a substantial adverse effect on us.

         Gas and oil prices have been and are likely to continue to be volatile and subject to wide fluctuations in response to the following factors:

         o relatively minor changes in the supply of and demand for gas and oil;

         o        market uncertainty;

         o political conditions in international gas and oil producing regions;

         o        the extent of local production and importation of gas and oil;

         o        the level of consumer demand;

         o weather conditions affecting production, transportation and consumption;

         o the competitive position of gas or oil as a source of energy as compared with coal, nuclear energy, hydroelectric power and other energy sources;

         o the availability, proximity and capacity of gathering systems, pipelines and processing facilities;

         o        the refining capacity of prospective oil purchasers;

         o the effect of federal and state regulation on the production, transportation and sale of gas and oil; and

         o        other factors.

We cannot control or influence the above factors. In addition to their direct impact on the prices at which gas or oil may be sold, adverse changes in the market or regulatory environment would likely have an adverse effect on our ability to obtain funding from lending institutions, industry participants, the sale of additional securities and other sources.

         Our industry is subject to numerous operating risks. Insurance may not be adequate to protect us against all these risks.

         Our gas and oil drilling and production operations are subject to hazards incidental to the industry. These hazards include blowouts, cratering, explosions, uncontrollable flows of oil, gas or well fluids, fires, pollution, releases of toxic gas and other environmental hazards and risks. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. To lessen the effects of these hazards, we maintain insurance of various types to cover our properties. We cannot assure that the general liability insurance of $5.0 million carried by us can continue to be obtained on reasonable terms. The current level of insurance does not cover all of the risks involved in gas and oil exploration, drilling and production. Where insurance coverage does exist, the amount of coverage may not be sufficient to pay the full amount of such liabilities. We may not be insured against all losses or liabilities that may arise from all hazards because such insurance is unavailable at economic rates, because of limitations on existing insurance coverage or other factors. For example, we do not maintain insurance against risks related to existing violations of environmental laws. We would be adversely affected by a significant adverse event that is not fully covered by insurance. Further, we cannot assure that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

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

         Problems associated with deregulation of the electric industry in California have previously resulted in intermittent service interruptions and significantly higher costs in some areas of California and the western United States. To alleviate these problems, emergency procedures were implemented in California to provide for expedited review and approval of the construction and operation of new power plants in California on favorable terms. It is now unclear to what extent the events in California and elsewhere were caused or exacerbated by recently revealed activities by certain prominent members of the energy-trading industry. Additional competition from possible new power plants or other power sources that may take advantage of favorable legislation, as well as unforeseen changes in the energy market in California and the western United States and responses to recent events in the energy-trading industry, could diminish the demand for our products.

         Utility companies could place barriers to our entry into the marketplace, and we may not be able to effectively implement our business plan.

         Utility companies commonly charge fees to industrial customers for disconnecting from the grid, for using less electricity, or for having the capacity to use power from the grid for backup purposes. These types of fees could increase the cost of using our systems to our potential customers and could make our systems less desirable, thereby harming our revenue and profitability.

         There is intense competition in the gas and oil industry and we cannot assure that we will be able to compete effectively.

         The gas and oil industry is highly competitive. Most of our current and potential competitors have greater financial resources and a greater number of experienced and trained managerial and technical personnel than we do. There can be no assurance that we will be able to compete effectively with such firms.

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

         We are subject to United States governmental regulation and taxation.

         Gas and oil production and exploration are subject to comprehensive federal, state and local laws and regulations controlling the exploration for and production and sale of gas and oil and the possible effects of such activities on the environment. Present and possible future legislation and regulations could cause additional expenditures, restrictions and delays in our business. The impact of these uncertainties on us cannot be predicted and may require us to limit substantially, delay or cease operations in some circumstances. We cannot predict the ultimate effect of such governmental energy and taxation policies, which are frequently unclear and unpredictable.

     Risk Factors Related to our Company

         Our Clear Creek property is encumbered as security for repayment of up to $20.0 million that we may borrow from SCRS Investors, LLC, an affiliate, and if we are unable to repay the amounts borrowed, SCRS Investors may foreclose on our Clear Creek property.

         We have placed encumbrances on our Clear Creek property as security for repayment of any funds we may draw under our credit facility with SCRS Investors. We expect to draw the $20.0 million balance available under this credit facility in order to pay $10.0 million into escrow in December 2002 on the purchase of the Clear Creek property, and to fund exploration during 2003. The terms of our credit facility with SCRS Investors were not the result of arm's-length negotiations because James W. Scott, our president, chief executive officer and a director, is approximately an 86% equity owner of SCRS Investors, and Mark T. Davis, our general counsel, is a member of SCRS Investors. We are obligated to repay the amounts drawn under the SCRS Investors credit facility over 10 years, commencing on December 31, 2003, unless the loan is converted into our common stock at $1.50 per share, subject to the limitations on issuing additional shares that would reduce Edward Mike Davis's ownership percentage below agreed amounts. See Item 12. Certain Relationships and Related Transactions. If we are unable to repay the SCRS Investors loan as agreed and default, SCRS Investors would have the right to exercise its remedies to foreclose on the Clear Creek property, have the proceeds from foreclosure applied against the obligation due, and seek to recover any deficiency from us.

         We have no assurance that SCRS Investors, LLC, has sufficient liquid resources to fund our draws under our credit facility, and if SCRS Investors fails to perform, we may be unable to secure alternate financing.

         SCRS Investors does not have the cash or cash items available at this time and has provided us with no assurances that it will have funds available to us if, as we plan, we attempt to draw $10.0 million in December 2002 for a payment into escrow to Edward Mike Davis for the purchase of the Clear Creek property and/or an additional $10.0 million in 2003 for exploration and other activities. Accordingly, we cannot assure that SCRS Investors will be able to provide the funds committed under the credit facility. If SCRS Investors is unable to provide such funds as agreed, we will be forced to attempt to secure alternate financing, and we cannot assure that we will be able to do so on terms favorable to us, or at all, particularly in view of the restrictions in our agreement with Edward Mike Davis on our ability to issue additional share to obtain equity.

         If we fail to pay the $10.0 million into escrow as required in December 2002, Edward Mike Davis may obtain a judgment and execute on our assets.

         If funds are not available to be drawn from SCRS Investors and if we are unable to obtain required funds from alternative sources, we would be unable to pay the $10.0 million into escrow in December 2002 as required. Edward Mike Davis could then assert all available remedies, including obtaining a judgment by confession for the balance due and executing on our assets, including the Clear Creek property.

         Our ability to raise additional capital is significantly limited because of restrictive covenants on the issuance of common stock in our agreement with Edward Mike Davis.

         In the agreement to acquire the Clear Creek property from Edward Mike Davis, we agreed not to issue additional shares to reduce Edward Mike Davis's ownership below 60% on a fully-diluted basis until we pay the $10.0 million payment into escrow in December 2002. Thereafter, we have agreed not to issue shares that would dilute Edward Mike Davis's interests below 51% before July 20, 2003, or below 36% before June 20, 2007. These provisions significantly limit our ability to sell equity securities to obtain additional capital that we anticipate we will need to advance our exploration, development and to participate in other projects before these restrictions expire in 2007. Further, these restrictions may sufficiently limit our financial flexibility and viability because they may impair our ability to obtain debt or other capital.

         We will need additional capital in the future, and there is no assurance that we will be able to obtain it.

         We expect that we will need additional capital to continue with our anticipated exploration and development programs and to participate in additional prospects and projects. If exploration of any of our prospects is successful in proving substantial gas or oil reserves, we will require additional capital to fund a multi-well development program, install gas or oil storage, handling and transportation facilities, or purchase other assets or related investments required to support large-scale production. We have no arrangement for any such additional financing, but may seek required funds from the sale of debt and equity securities, project financing, strategic alliances with other energy or financial partners, or other arrangements. Obtaining additional financing may dilute the interest of our existing stockholders or our interest in the specific project being financed. There can be no assurance that additional funds could be obtained or, if obtained, would be on terms favorable to us.

         As a result of our following the successful-efforts method of accounting, our results of operations for any particular period may not be indicative of the results that could be expected over longer periods.

         We follow the successful-efforts method of accounting for our gas and oil properties. Under this method of accounting, all costs of acquiring undeveloped and unproved properties are capitalized. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable. Further, property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, these costs plus the costs of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. As of June 30, 2002, we reported unproved gas properties of approximately $845,000, which comprised approximately 23.1% of our total assets. An impairment loss is recorded if the net capitalized costs of proved gas and oil properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. During the year ended June 30, 2002, we recorded an impairment of gas and oil properties of approximately $527,000 related to our one well in Kern County, California. The impairment loss recognized equals the excess of net capitalized costs over the expected discounted future net revenues from the related property. Should future events indicate that an impairment of recorded value has taken place, the impact on results of operations for the relevant period could be significant. As a result of the foregoing, our results of operations for any particular period may not be indicative of the results that could be expected over longer periods. See Item
6. Management's Discussion and Analysis or Plan of Operation.

         We are aggressively pursuing our efforts to acquire, explore and develop gas and oil properties, and we will be adversely affected if we are unsuccessful in managing the rapid acquisition, exploration and development of those properties.

         To date, we have had limited operations. In the last few months, we have acquired our interests in the Clear Creek, Lakeside, Arbuckle and Kern County properties, and we are continuing to evaluate and pursue additional property acquisitions. Our ability to manage these efforts will depend, in part, upon our ability to attract and retain quality management and technical personnel. No assurance can be given that we will be able to attract or retain such employees or otherwise manage any potential expansion of our business. The likelihood of our success must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the early stages of a gas and oil company.

         There are substantial conversion rights outstanding that, if exercised, would dilute the interests of our other stockholders and could adversely affect the price of our common stock.

         Under the terms of our agreement with SCRS Investors, an affiliated entity, we may borrow up to an additional $20.0 million. That indebtedness could then, under the agreement (and subject to the limitations imposed by the agreement not to reduce the percentage of Edward Mike Davis's ownership), be converted into common stock. The existence of such conversion rights may prove to be a hindrance to future financing by us. If those conversion rights were exercised, it would further dilute the interests of all other stockholders. The possible future resale of common stock issuable on the exercise of such conversion rights could adversely affect the prevailing market price of the common stock. Further, the holders of the conversion rights may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

         We currently do not have revenues or other sources of capital with which to repay our indebtedness to SCRS Investors, LLC.

         We have no revenue with which to repay our indebtedness to SCRS Investors. The generation of revenue in the future to commence loan payments that are to begin in December 2003 will depend on the commercial success of future gas and oil exploration, and we cannot assure that any of our exploration efforts will result in discoveries or establish production or reserves sufficient to enable us to meet our obligations to SCRS Investors. In addition, because of our agreement with Edward Mike Davis that restricts our ability to issue common stock, we may be hampered to raise capital from other sources to pay amounts due SCRS Investors. Since SCRS Investors has encumbrances on our Clear Creek property to secure repayment of the draws under this credit facility, any default by us in our obligation to SCRS Investors could result in the loss of the Clear Creek property in foreclosure.

         We may be unable to remain eligible for listing on the Over-the-Counter Electronic Bulletin Board.

         The Sarbanes-Oxley Act of 2002 requires the Securities and Exchange Commission, or SEC, to adopt rules requiring the Over-the-Counter Electronic Bulletin Board, where our common stock is currently quoted, to impose listing requirements that would require issuers to have audit committees that are composed entirely of independent directors. We currently have only one independent director on our board and will be required to restructure or expand our board of directors in order to comply with such a requirement. If we are unable to comply with this requirement, we would be unable to maintain our listing on the Over-the-Counter Electronic Bulletin Board. If such a requirement is deemed to apply to the proposed successor to the Over-the-Counter Electronic Bulletin Board, the Bulletin Board Exchange, then we would have to restructure our board of directors in order to be eligible for listing on the Bulletin Board Exchange. If we are unable to maintain our listing on the Over-the-Counter Electronic Bulletin Board or its successor, it would likely have a material adverse effect on the trading market for our stock.

         Under the terms of a current proposal to replace the Over-the-Counter Electronic Bulletin Board with a new exchange, the Bulletin Board Exchange, our shares would not be eligible for listing on the new exchange.

         A current proposal would create the Bulletin Board Exchange, a new exchange that, following a transition period, would supplant the Over-the-Counter Electronic Bulletin Board. Under the currently proposed listing standards, our common stock would be ineligible for listing on the Bulletin Board Exchange because it is not registered under Section 12(b) of the Securities Exchange Act of 1934. If the proposal is adopted as currently constituted, we would be required to register our common stock under Section 12(b) of the Securities Exchange Act of 1934, which would then require us to comply with the proxy rules and certain other requirements, all of which would impose additional expenses on us and our executive officers, directors and controlling stockholders. In addition, we would have to restructure or expand our board of directors to establish an audit committee composed entirely of independent directors.

         We may enter into additional significant agreements with related parties in the future.

         Since June 30, 2001, we have:

         o acquired our Clear Creek property from Edward Mike Davis for $15.5 million in cash and notes and 17.1 million shares of common stock, which constitutes approximately 61.2% of our outstanding common stock, thereby making Edward Mike Davis an affiliate;

         o issued 340,000 shares of common stock to SCRS Investors, an affiliate, to establish a $25.5 million credit facility and issued 3,666,667 shares of common stock to SCRS Investors on conversion at $1.50 per share of the $5.5 million initial draw; and

         o agreed to pay approximately $1.0 million of costs in the Lakeside Prospect for a 25% working interest, of which a 16.125% working interest (11.77% net revenue interest) will be retained by us and an 8.875% working interest (6.48% net revenue interest) will be conveyed to Edward Mike Davis, who brought the prospect to us, with future drilling and completion costs attributable to Edward Mike Davis's working interest to be paid for by us. Although the terms of our agreement in the Lakeside Prospect have changed, our agreement with Edward Mike Davis has not.

We did not obtain any independent evaluation of the terms of the foregoing transactions to determine whether they were fair to us from a financial point of view. We anticipate that in the future we may enter into additional agreements with Edward Mike Davis, SCRS Investors or other related parties in transactions that will not be the result of arm's-length negotiations. We have not established any procedures for resolving conflicts of interest between us and our officers, directors and principal stockholders or their respective affiliates. We do not have an audit or other committee composed of independent directors to review transactions with affiliates to determine whether they are fair to our stockholders and us.

         The rights of holders of our common stock are limited by certain provisions, including those authorizing the issuance of preferred stock and those aimed at preventing a change in control.

         Our articles of incorporation authorize us to issue, without stockholder approval, one or more classes or series of preferred stock, having such preferences, powers and relative participating, optional or other rights (including preferences over the common stock) as our board of directors may determine. The terms of one or more classes or series of preferred stock could be superior to the terms of the common stock, which may adversely impact the rights of holders of common stock or could have anti-takeover effects. Additionally, the provisions of our articles of incorporation, bylaws and the Nevada Revised Statutes may delay, discourage, inhibit, prevent or render more difficult an attempt to obtain control of us, whether by a tender offer, business combination, proxy contest or otherwise. These other provisions include the classification of the board of directors, a prohibition of stockholder action by less than unanimous written consent, and Nevada Revised Statutes restrictions on business combinations with certain interested parties.

         A substantial number of our shares are eligible for future sale, which may reduce the price at which our common stock trades.

         Approximately 6.8 million shares of the 28.0 million shares of common stock currently issued and outstanding are eligible for resale in the trading market or will be eligible for resale within the next six months. In addition, pursuant to our agreement with Edward Mike Davis, immediately following the filing of this report, we intend to file a registration statement with the Securities and Exchange Commission relating to the resale of the 17.1 million shares of common stock held by Edward Mike Davis. The resale of 6,490,417 shares owned by our officers and directors is subject to certain volume and other restrictions under Rule 144. The resale of the above-described shares or the perception that such sales may occur may reduce the price at which the common stock trades in the public trading market.

         Our majority stockholder holds sufficient shares of our common stock to impose substantial control over our activities.

         Edward Mike Davis currently holds 17.1 million shares, which constitutes approximately 61.2% of our common stock. Under the terms of our agreement with Edward Mike Davis, his 17.1 million share ownership cannot be reduced below 60% on a fully-diluted basis until we pay $10.0 million into escrow in December 2002. Thereafter, we have agreed not to issue shares that would dilute Edward Mike Davis's 17.1 million share ownership interest below 51% before July 20, 2003, or below 36% before June 20, 2007. This means that Edward Mike Davis has, and will maintain for some time, a substantial amount of voting control over our future, including the election of directors. That control is limited to some degree by certain provisions in our articles of incorporation, including a classified board and a requirement that a two-thirds majority be obtained to remove any director.

         We are dependent on certain officers, directors and key employees, and losing their services might have substantial adverse effects on us.

         We are dependent upon James W. Scott, our president and chief executive officer, and other key personnel for our various activities. We have entered into employment and consulting agreements with Mr. Scott, Kenneth Emter, Rod Lighthipe and Mark Davis. We do not maintain key man insurance on any of our employees or consultants. Additionally, our majority stockholder, Edward Mike Davis, who has substantial experience in the gas and oil business, has been actively involved in helping us identify and pursue opportunities. The loss of the services of any of these individuals may materially and adversely affect us.

         Our stock price is subject to significant volatility.

         There is currently an extremely limited trading market for our common stock, and there can be no assurance that any regular trading market for our common stock will develop or, if developed, will be sustained. The trading prices of our common stock could be subject to wide fluctuations in response to:

         o material announcements of the results of specific exploration drilling tests;

         o        quarter-to-quarter variations in our operating results;

         o establishment of significant strategic partnerships by us or our competitors or providers of alternative products or services;

         o terminations or other adverse changes in our strategic relationships; and

         o        other events or factors, many of which are beyond our control.

In addition, the stock market as a whole and our stock in particular have experienced and may continue to experience extreme price and volume fluctuations. Such fluctuations are often unrelated to the performance of the related corporations. Our operating results in future quarters may be below the expectations of market makers, securities analysts and investors. In any such event, the price of our common stock will likely decline, perhaps substantially.

         There are certain rules applicable to our common stock as a "penny stock," and those rules may limit the liquidity and the resale of our common stock.

         The Securities and Exchange Commission, or SEC, has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or Nasdaq or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons who acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

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

Glossary

         The following terms have the indicated meaning when used in this report:

         "Bbl" means barrel of oil.

         "Carried" or "Carry" refers to an agreement under which one party (carrying party) agrees to pay for all or a specified portion of costs of another party (carried party) on a property in which both parties own a portion of the working interest.

         "Development well" means a well drilled within the proved area of a gas or oil reservoir to the depth of a stratigraphic horizon known to be productive.

         "Exploratory well" means a well drilled to find and produce gas or oil in an unproved area, to find a new reservoir in a field previously found to be productive of gas or oil in another reservoir or to extend a known reservoir.

         "Field" means an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic conditions.

         "Gross" means, when referring to wells or acres, the total number of acres or wells, as the case may be, in which an interest is owned, either directly or though a subsidiary or other enterprise in which we have an interest.

         "Horizon" or "Formation" means an underground geological formation that is the portion of the larger formation that has sufficient porosity and permeability to constitute a reservoir.

         "Net" means, when referring to wells or acres, the fractional ownership working interests held by us, either directly or through a subsidiary or other enterprise in which we have an interest, multiplied by the gross wells or acres.

         "Net revenue interest" means the percentage of revenue due an interest holder in a property, net of royalties and other burdens on the property.

         "Proved reserves" means the estimated quantities of crude oil, gas and gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. "Proved reserves" may be developed or undeveloped.

         "Reservoir" means a porous and permeable underground formation containing a natural accumulation of producible gas and/or oil that is confined by impermeable rock or water barriers and that is distinct and separate from other reservoirs.

         "Unit" refers to an agreement, established either voluntarily by various lease owners or at the insistence of regulatory authorities, uniting all leases in a field or other common geological or geophysical feature to operate under a cooperative or unit plan. Once the unit is approved, all operations within the unit area are administered as if there were a single lease.

         "Working interest" is the interest created by the execution of a gas and oil lease. The owner of 100% working interest has the exclusive right to explore for gas and oil and the obligation to pay 100% of the costs of drilling, completion, and producing any gas or oil discovered.

                            ITEM 3. LEGAL PROCEEDINGS

         None.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Amended Articles and Bylaws

         In June 2002, we adopted amended and restated articles of incorporation and bylaws that provided for our directors to serve three-year terms, staggered such that no more than one-third of our directors' terms shall expire in any one year, as well as requiring a two-thirds majority for the removal of any director. At the same time, our bylaws were amended to establish procedural requirements for the nomination of directors and the consideration of matters at meetings of stockholders.

         The amendments to the articles of incorporation and the bylaws were adopted by majority written consent of our stockholders, with stockholders representing 3,650,000, or approximately 52%, of the 7,025,244 then-issued and outstanding shares approving the action.

2002 Stock Option and Purchase Rights Plan

         In June 2002, the stockholders adopted the 2002 Stock Option and Purchase Plan by majority written consent, with stockholders representing 3,650,000 shares, or approximately 52%, of the 7,025,244 then-issued and outstanding shares approving the action. Under the plan, options to purchase a total of 500,000 shares may be granted to our employees, directors and consultants.

                                     PART II

        ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Since 1983, our common stock has been traded in the over-the-counter market and is quoted on the Over-the-Counter Electronic Bulletin Board. The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices and volumes for the common stock will fluctuate in the future, without regard to our business activities.

         The following table sets forth for the fiscal year periods indicated the high and low closing prices for our common stock as quoted under the symbol "MPSC" on the Over-the-Counter Electronic Bulletin Board:

                                                        Low          High
                                                     ----------    ----------
2003
  Second Quarter (through October 17, 2002)........    $0.52         $0.85
  First Quarter....................................     0.52          1.55

2002
  Fourth Quarter...................................    $1.45         $2.80
  Third Quarter....................................     1.40          1.70
  Second Quarter...................................     1.15          1.95
  First Quarter....................................     1.95          2.25

2001:
  Fourth Quarter...................................    $1.00         $2.48
  Third Quarter ...................................     0.75          1.00
  Second Quarter...................................     0.75          2.02
  First Quarter....................................     1.00          3.00

         On October 17, 2002, the closing price per share of our common stock on the Over-the-Counter Electronic Bulletin Board was $0.85.

Penny Stock Regulations

         Our stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock. See Items 1 and 2. Description of Business and Property: Risk
Factors: There are certain rules applicable to our common stock as a "penny stock," and those rules may limit the liquidity and the resale of our common stock.

Dividend Policy

         We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business. We estimate that, as of October 17, 2002, we had approximately 377 stockholders.

Transfer Agent

         Our stock transfer agent is U.S. Stock Transfer Corporation, 1745 Gardena, Second Floor, Glendale, California, 91204-2991, telephone number 818-502-1404.

Recent Sales of Unregistered Securities

         During the fiscal year ended June 30, 2002, we issued securities without registration under the Securities Act of 1933 on the terms and circumstances described in the following paragraphs.

         Unless otherwise indicated, all transactions were the result of arm's-length negotiations with accredited investors who were provided with business, technical and financial information, including copies of our periodic reports as filed with the Securities and Exchange Commission, and who were provided with the opportunity to ask questions directly of our executive officers. Transactions involving the issuances of stock to persons who, at the time of such transactions, were either executive officers, directors, principal stockholders or other affiliates are noted. In each case of the issuance of stock to affiliates, unless otherwise noted, such affiliates purchased stock on the same terms at which stock was sold to unrelated parties in contemporaneous transactions, and such transactions were approved unanimously by the disinterested directors. In each instance, the securities purchased were restricted securities taken for investment. Certificates for all shares issued in the following transactions bore a restrictive legend conspicuously on their face and stop-transfer instructions were noted respecting such certificates on our stock transfer records. Each of the following transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering.

         Edward Mike Davis--17,125,365 Shares

         On June 14, 2002, we issued 17,125,365 shares of common stock to the sole stockholder of Red Star, Inc., Edward Mike Davis, as partial consideration for the acquisition of Red Star, which owned the Clear Creek property. On the date of the transaction, the market price for our common stock was approximately $1.45 per share.

         The amount of consideration paid and the other terms of the acquisition were determined by arm's-length negotiations. Edward Mike Davis was represented by independent legal counsel during those negotiations. Our board of directors considered engineering, geological and geophysical data provided by Red Star and other publicly available data as well as technical overviews by consultants engaged by us. We did not obtain an independent opinion that the transaction was fair to our stockholders and us from a financial point of view.

         As part of the acquisition, we agreed to file a registration statement under the Securities Act of 1933 covering the resale of Edward Mike Davis's 17,125,365 shares of common stock. We intend to file that registration statement immediately following the filing of the report.

         SCRS Investors Credit Facility--4,006,667 shares

         On May 9, 2002, we established a credit facility with SCRS Investors, LLC, under which we could borrow up to $25.5 million. As consideration for entering into the agreement for the credit facility, we issued 340,000 shares of common stock to SCRS Investors. Loans made under the credit facility are convertible into common stock at $1.50 per share, subject to the limitations on issuing additional shares that would reduce Edward Mike Davis's ownership percentage below agreed amounts. James W. Scott, our president, chief executive officer and a director, is approximately an 86% owner of SCRS Investors, and Mark T. Davis, our general counsel, is a member of SCRS Investors. On June 13, 2002, we drew $5.5 million under this credit facility, which was converted to 3,666,667 shares of common stock on June 28, 2002. The market price for our common stock was approximately $1.75 per share on June 13, 2002, and $1.55 per share on June 28, 2002.

Stock Option and Bonus Grants

         We have granted to certain directors, executive officers and other key employees options to purchase an aggregate of 130,000 shares at $1.50 per share at any time on or before June 25, 2003. We also granted an aggregate of 40,000 shares as stock bonuses to three executives. On the date of these awards, the market price for our common stock was approximately $1.50 per share.


        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

         We are currently implementing a plan to acquire gas and oil properties for exploration and development, to acquire fuel sources for power generation, to develop energy-related technologies, and to generate and trade electrical power. We initiated this plan following the acquisition of a controlling interest by a new group of stockholders, the infusion of more than $5.5 million of equity, and the appointment of new directors during the year ended June 30, 2001, during which we had no other activities. We are currently focusing principally on the exploration and development of gas and oil by initiating exploration of acquired property interests and by participating in exploration projects sponsored by others.

         In order to implement our plan, we:

         o completed, on June 14, 2002, our acquisition of gas and oil leases on approximately 17,197 gross acres comprising the Clear Creek Unit in Carbon and Emery Counties, Utah, for $5.5 million in cash, a promissory note requiring payment of $10.0 million into escrow in December 2002, and 17.1 million shares of common stock issued to Edward Mike Davis, who as a result now owns approximately 61.2% of our issued and outstanding stock;

         o established a $25.5 million secured credit facility with SCRS Investors, LLC, an affiliate, to obtain funds to complete the acquisition and to engage in initial exploration and development activities on the Clear Creek field;

         o acquired, in two transactions completed in August and December 2001 with unrelated parties, gas and oil leases on approximately 1,010 gross acres in the field in Kern County, California, with more than 50 wells at depths between 550 to 6,300 feet, up to approximately five of which may warrant recompletion in another zone, depending on initial results;

         o entered into an agreement in May 2002 with Edward Mike Davis, to earn a 50% working interest (40% net revenue interest) in up to 10 wells by funding the costs to drill and, if warranted, complete, at depths of approximately 6,800 feet, each well and construct gas delivery pipelines during the next two and one-half years in the Arbuckle Prospect located in Colusa County, California;

         o agreed in August 2002 to fund approximately $1.0 million for an initial 16,300 foot test to earn a retained 16.125% working interest (approximately 11.77% net revenue interest) and an 8.875% working interest (6.48% net revenue interest) to be conveyed to Edward Mike Davis in the 606 gross acre Lakeside Prospect in Cameron Parish, Louisiana. This agreement was subsequently amended to reflect our decision to assume 100% of the costs of completing the initial well in consideration of the opportunity to earn a larger net revenue interest in the Lakeside Prospect; and

         o purchased in June 2001 for $1.0 million a minority interest in a specialized synthetic fuel research and development project, which we subsequently sold.

         We have not earned revenues under our license to trade and generate electric power throughout the United States. We continue to review opportunities to participate in distributed power-generation projects, which consist of placing relatively small generating units at or near consumer sites to meet specific consumer power needs.

         As of June 30, 2002, we had an accumulated deficit of approximately $5.8 million, substantial recurring losses, and only nominal revenues. Accordingly, the report of our auditors on our financial statements as of June 30, 2002, and for the year then ended contains an explanatory paragraph respecting our ability to continue as a going concern.

Results of Operations

         During the year ended June 30, 2002, we had revenues of approximately $100,000 from the sale of oil from our California producing properties, while during the preceding fiscal year, we had no revenues. We incurred total costs and expenses of approximately $4.5 million during the year ended June 30, 2002, including $2.3 million in general and administrative expenses, $814,000 in exploration costs, $791,000 in impairment of investment in equipment and gas and oil properties, and $73,000 in production expenses, for a loss from operations of approximately $4.4 million. The impairments consisted of $527,000, equivalent to the amount by which the capitalized cost of our Kern County, California property exceeds the estimated net present value of undeveloped future reserves as of June 30, 2002, and $264,000 related to two turbine engines held for sale. The substantial increase in costs and expenses and resulting loss from operations are attributable to the activation of our business during the year ended June 30, 2002. During the preceding fiscal year, when we were inactive, total costs and expenses of $38,000 consisted of general and administrative expenses.

         We recognized net other income of $90,000 in the year ended June 30, 2002, as compared to net other income of $1,000 in the preceding fiscal year from interest earned on net proceeds received from the sale of equity securities.

Liquidity and Capital Resources

         During the year ended June 30, 2002, we relied on cash provided by our financing activities to fund our operations and investments. Operating activities used cash of approximately $2.9 million, principally to fund our $4.3 million net loss and $314,000 in reduction in receivables and prepaids and other assets. Our operating activities included noncash expenses of $791,000 for impairment of gas and oil properties and investment in equipment, $553,000 for the issuance of common stock for financing fee and services, and $313,000 for increases in accounts payable and accrued liabilities. Investing activities required cash of $7.6 million, principally for the purchase of gas and oil property and equipment. Cash from financing activities was provided by $6.7 million in proceeds from long-term debt borrowed from SCRS Investors, an affiliate, less $1.0 million in debt payments. At June 30, 2002, we had cash and cash equivalents of $640,000.

         As of June 30, 2002, we had current assets of $1.2 million and current liabilities of $10.5 million, including $10.0 million due on our note payable to Edward Mike Davis to be paid into escrow in December 2002 for the acquisition of our Clear Creek property, for a working capital deficit of approximately $9.3 million. We require capital to fund the $10.0 million payment into escrow in December 2002 due Edward Mike Davis, our operating activities, and planned exploration and related activities on our various gas and oil properties. We currently estimate that our operating activities, excluding exploration expenses, require approximately $750,000 in cash per quarter. In addition, for the year ending June 30, 2003, we are budgeting approximately $10.0 to $12.0 million for exploration activities on our existing properties and in order to earn interests or participate in additional exploration opportunities. Accordingly, in addition to the $10.0 million to be drawn under our credit facility, we estimate that we will require $5.0 million prior to June 30, 2003, to fund our requirements.

         We have not established any source of funding except for our credit facility with SCRS Investors. Under this credit facility, we can draw up to $20.0 million to pay the $10.0 million due Edward Mike Davis into escrow in December 2002 and to provide $10.0 million for exploration of the Clear Creek property and other activities.

         SCRS Investors does not have the cash or cash items available at this time and has provided us with no assurances that it will have funds available to us if, as we plan, we attempt to draw $10.0 million in December 2002 for a payment into escrow for Edward Mike Davis for the purchase of the Clear Creek property, or the balance in 2003 for exploration and other activities. Accordingly, we cannot assure that SCRS Investors will be able to meet its commitment to provide funds under the credit facility. If SCRS Investors is unable to provide the committed funds, we will be forced to attempt to secure alternate financing, and we cannot assure that we will be able to do so on terms favorable to us, or at all, particularly in view of the restrictions in our agreement with Edward Mike Davis on our ability to issue additional shares to obtain equity.

         Even if we are able to draw the entire $20.0 million remaining commitment under our credit facility with SCRS Investors, we estimate that we will require approximately $5.0 million additional cash prior to the end of our fiscal year on June 30, 2003. We may seek to obtain some or all of the required additional funds through additional borrowing from SCRS Investors, other borrowings from other parties, the sale of equity securities, or other sources. SCRS Investors has no obligation to provide us with funds in excess of the remaining $20.0 million commitment under our credit facility. Our ability to obtain alternative borrowings will likely be impaired by the encumbrance on our Clear Creek property in favor of SCRS Investors securing repayment of any amounts that we may draw under our credit facility. We have not arranged any sources of possible additional or alternative financing.

         Our ability to obtain additional capital is restricted by the terms of our agreement to acquire the Clear Creek property from Edward Mike Davis, in which we agreed not to issue additional shares to reduce Edward Mike Davis's
17.1 million share ownership below 60% on a fully-diluted basis until we pay $10.0 million into escrow in December 2002 and payable in January 2003. Thereafter, we have agreed not to issue shares that would dilute Edward Mike Davis's 17.1 million shares below 51% before July 20, 2003, or below 36% before June 20, 2007. These provisions significantly limit our ability to sell equity securities to obtain additional capital that we anticipate we will need to advance our exploration and development and possible other projects before these restrictions expire in 2007. Further, these restrictions may sufficiently limit our financial flexibility and viability because they may impair our ability to obtain debt or other capital.

         The amounts drawn under our credit facility with SCRS Investors are convertible into common stock at $1.50 per share, subject to the limitations imposed by the agreement not to reduce the percentage of Edward Mike Davis's ownership. The existence of such conversion rights may impair or restrict our ability to obtain future financing because the conversion of such indebtedness could dilute the interests of investors providing new capital and could adversely affect the prevailing market price of the common stock.

         We may also obtain funds for existing or new gas and oil projects from strategic alliances with other energy or financial partners, including SCRS Investors or other affiliates, which may dilute the interest of our existing stockholders or our interest in the specific project financed. There can be no assurance that additional funds could be obtained or, if obtained, would be on terms favorable to us.

Commitments and Contingencies

         We are responsible for costs associated with compliance with comprehensive federal, state and local laws and regulations governing the storage, use and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection. Our subsidiary owning and operating our Clear Creek property has assumed liability for well plugging and abandonment and well-site restoration costs for any of seven nonproducing gas wells in the field that are not returned to production within five years. We have posted with the state of Utah a cash bond of $184,000 as security for this plugging, abandonment and restoration obligation. We cannot assure that the amount of this bond will be sufficient to complete the work required.

New Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This statement supersedes FASB Statement 121 and APB Opinion No. 30. However, this statement retains certain fundamental provisions of FASB Statement 121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. The statement also retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations. This statement also amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We are currently assessing the impact of this statement.

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect the adoption of SFAS No. 143 to have a significant impact on our financial position or results of operations. We are currently assessing the impact of this statement.


                          ITEM 7. FINANCIAL STATEMENTS

         Our consolidated financial statements, including the accountants' reports, are included beginning at page F-1 immediately following the signature page of this document.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We have not had any disagreements on accounting and financial disclosure required to be reported. We have reported changes in our principal accountant in reports on Form 8-K filed on June 6, 2002, and August 10, 2001.

                                    PART III

     ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

         Our amended and restated articles of incorporation provide for the election of one-third of our board of directors at each annual meeting of stockholders, with each director to serve until the end of his or her three-year terms and until such director's successor is elected and qualified. Officers are elected and serve at the pleasure of the board of directors.

         The following table sets forth the name, age, position and term expiration date of each of our current directors and executive officers:

           Name        Age                Title                    Term Expires*
--------------------- ------ ------------------------------------- -------------

James W. Scott          51   Director, Chief Executive Officer          2002
                             and President
Kenneth M. Emter        51   Director, Chief Financial Officer          2003
                             and Treasurer/Secretary
Michael T. Maloney      52   Director                                   2004
Rodney W. Lighthipe     55   Vice President Business Development         --
--------------------
* Term expires at the annual stockholders' meeting in the year indicated.

         The principal occupation, title and business experience of our executive officers and directors during the past five years, including the names and locations of employers, are indicated below.

         James W. Scott was appointed chief executive officer, president and chairman of the board of Mid-Power Service Corporation in June 2001. From 1996 through early 2001, Mr. Scott served as president, chief executive officer and director of EARTHCO, a Nevada corporation that owned and operated major developmental and mining properties and synthetic fuel plants throughout the United States. Mr. Scott played a major role in the identification of Section 29 tax credits for coal recovery and processing facilities, which allowed EARTHCO to design and develop a process system. EARTHCO was one of the very few companies that possessed a complete program for coal recovery, processing, utilization, enhancement and marketing. Previously, Mr. Scott has been involved as the owner and operator of a real estate development company, a nonhazardous waste remediation company that operated in California, Nevada and Utah, and has been an individual investor in several companies and projects.

         Kenneth M. Emter serves as chief financial officer, treasurer, secretary and director. Mr. Emter holds accreditation as a Certified Public Accountant and has more than 25 years of management, accounting and finance experience. Prior to joining Mid-Power Service Corporation, Mr. Emter managed his own accounting firm, Kenneth M. Emter Accounting Services, Las Vegas, Nevada, which he founded in 1994.

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

         Rodney W. Lighthipe joined us as Vice President of Business Development in June 2001. Between August 2000 and June 2001, Mr. Lighthipe acted as President of Conectisys Corporation, a Valencia, California, publicly traded company with wireless automated meter reading technology. In 1996, Mr. Lighthipe joined Bipolar Power Corporation of Whittier, California, an advanced lead-acid battery company, with responsibilities in business development, including negotiations with the government of China. From August 1992 through 1996, Mr. Lighthipe was employed by San Diego Gas & Electric, where he was responsible for the development and launching of new products and, at various times, the management of a 100-megawatt coal gasification plant, the development and acquisition of bulk power purchase contracts in the western United States, and the joint venture with Edison to launch a company for the development, construction and operation of distributed generation products. Mr. Lighthipe graduated from the UCLA School of Engineering in 1970 and served as an officer in the United States Navy Civil Engineering Corp as an advisor to the Vietnamese Government for the development of electric distribution systems and infrastructure.

         The board of directors has no standing audit or compensation committees.

Compliance with Section 16(a) of the Securities Exchange Act

         We do not have a class of equity securities registered under Section Q of the Securities Exchange Act. Accordingly, our executive officers, directors and beneficial owners of more than 10% of stock are not subject to Section 16 of the Securities Exchange Act.


                         ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth, for the last three fiscal years of the Company, the annual compensation earned by, awarded to or paid to the person who was chief executive officer of the Company and each of the other highest compensated executive officers of the Company as of the end of the last fiscal year:

      Name and Principal Position             Year Ended June 30   Salary ($)
------------------------------------------- --------------------- ------------
James W. Scott.............................         2002              $30,000
  President (CEO--since June 2001)                  2001                 --
                                                    2000                 --

         We employ James W. Scott under an employment agreement and related confidentiality and noncompetition agreement dated May 8, 2002, at a salary at the rate of $180,000 per annum for a term continuing through December 31, 2002, automatically renewing annually for successive one-year terms unless terminated by either party upon six month's prior notice, with an annual salary increase of at least 10%. The terms of our employment agreement with Mr. Scott were not the result of arm's-length negotiations. We are accruing Mr. Scott's salary as an expense, but Mr. Scott has agreed orally to defer payment until funds are available from cash flow from operations.

Director's Compensation

         We reimburse our director who is not an employee for the costs of attending meetings of the board of directors, but do not otherwise compensate our directors.

Options Granted to Officers, Directors, Employees and Consultants

         In June 2002, we granted options to purchase an aggregate of 130,000 shares to our officers, directors, employees and consultants. The options to purchase 10,000 shares granted to Michael T. Maloney, a director, vested upon grant. The balance of the options to purchase an aggregate of 120,000 shares vested one half upon the date of grant and will vest the balance on January 1, 2003. These options are exercisable at a price of $1.50 and expire June 25, 2003. Options issued to executive officers and directors contain terms providing that in the event of a change in control of the Company and at the election of the optionee, the unexercised options will be canceled, and we will pay to the optionee an amount equal to the number of unexercised options multiplied by the amount by which the fair market value of the common stock as of the date preceding the change of control event exceeds the option exercise price. The grants of options to officers and directors were not the result of arm's-length negotiations.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is the name of each person who owns of record, or is known by us to own beneficially, 5% or more of the 27,972,276 shares of our issued and outstanding common stock as of June 30, 2002:

                 Name of Person or Group                    Nature of Ownership        Amount        Percent(1)
                 -----------------------                    -------------------        ------        ----------
Principal Stockholders:
-----------------------
  Edward Mike Davis.....................................     Common Stock            17,125,365         61.2%
    200 Rancho Circle
    Las Vegas, Nevada  89107-4601

  James W. Scott(1).....................................     Common Stock             6,306,667         22.5
    3800 Howard Hughes Parkway, Suite 860A
    Las Vegas NV  89109

Directors:
----------
  James W. Scott........................................               ----------See above----------

  Kenneth M. Emter(2)...................................     Common Stock               143,750          0.5
                                                             Options                     40,000          --
                                                                                    -----------
                                                                                        183,750          0.7

  Michael T. Maloney....................................     Common Stock                    --          --
                                                             Options                     10,000          --
                                                                                    -----------
                                                                                         10,000          --

 All Executive Officers and Directors as a Group
      (3 persons):......................................     Common Stock             6,450,417         23.1
                                                             Options                     60,000          0.2
                                                                                    -----------
                                                                                      6,510,417         23.2
                                                                                    ===========
-----------------------------------
(1)  Mr. Scott is the beneficial owner of 6,006,667 shares owned by SCRS Investors, LLC, of which he owns approximately 86%, and 300,000 shares owned by Nimitz Development, Inc., an affiliated corporation.
(2)  Mr. Emter owns 93,750 shares in his own name and is the beneficial owner of
     50,000 shares owned by KME Associates, LLC, an affiliated limited liability company.

Equity Compensation Plan Information

         As of the end of our most recent fiscal year on June 30, 2002, we had authorized securities for issuance under equity compensation plans that had been approved by the stockholders, but none under equity compensation plans that were not approved by the stockholders. The following table shows the aggregate amount of securities authorized for issuance under all equity compensation plans as of June 30, 2002:

                                                                                            Number of securities
                               Number of securities to be                                 remaining available for
                                issued upon exercise of     Weighted-average exercise      future issuance under
                                  outstanding options,         price of outstanding      equity compensation plans
                                      warrants and              options, warrants          (excluding securities
                                         rights                     and rights            reflected in column (a))
        Plan Category                     (a)                          (b)                          (c)
---------------------------------------------------------------------------------------------------------------------
Equity compensation
    plans approved by
    security holders.......               130,000                      $1.50                        370,000
Equity compensation
    plans not approved by
    security holders.......                    --                         --                             --
                                          -------                                                   -------
Total......................               130,000                                                   370,000
                                          =======                                                   =======

         In June 2002, the stockholders adopted the 2002 Stock Option and Purchase Plan by majority written consent, with stockholders representing 52% of the 7,025,244 then-issued and outstanding shares approving the action. Under the plan, we may grant options to purchase a total of 500,000 shares to our employees, directors, consultants and others.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following transactions between related parties were not the result of arm's-length negotiations, but are on terms that, in the opinion of the board of directors, are fair to us from a financial point of view. However, we have not obtained any independent evaluation of the terms of the following transactions to determine whether they were fair to us from a financial point of view.

Transactions with Edward Mike Davis

         Acquisition of Arbuckle Field Property

         On May 10, 2002, which was the same day our president and chief executive officer James W. Scott entered into the option agreement that led to our acquisition of the Clear Creek property in June 2002 as discussed below, we agreed with Edward Mike Davis to fund 100% of the costs, through drilling, completion and pipeline connection as warranted, of up to 10 wells, at a depth of approximately 6,800 feet, and construct gas delivery pipelines during the next two and one-half years in acreage located in the Arbuckle gas field, Colusa County, California, to earn a 50% working interest, equivalent to a 40% net revenue interest. We deposited $600,000 into an escrow account to be applied toward costs for the first well. Additional prospects may be included in the venture. We are also funding lease extension costs on up to seven additional prospects on 2,111 gross acres in order to earn a 50% working interest, equivalent to a 40% net revenue interest, in that additional acreage.

         By our bearing 100% of the costs of agreed activities as noted above, Edward Mike Davis will receive, at no cost to him, a 50% working interest, equivalent to a 40% net revenue interest. At the time of this transaction, Edward Mike Davis had no relationship with our Company, so this transaction was the result of arm's-length negotiations.

         Acquisition of Clear Creek Property

         On May 10, 2002, James W. Scott, our president, chief executive officer and a director, acting on our behalf and in anticipation of our assumption of the agreement upon the completion of formal documentation, entered into an option agreement with Edward Mike Davis to acquire the Clear Creek property. Under the terms of the option agreement, Mr. Scott paid a $5.5 million deposit forfeitable if the transaction were not closed by June 14, 2002, or extended by mutual agreement. Mr. Scott paid the $5.5 million option consideration with funds borrowed from SCRS Investors, LLC. See Credit Facility below. On June 13, 2002, Mr. Scott assigned the option to us and we assumed the obligations under the option and released Mr. Scott, allowing us to acquire the Clear Creek property. We were credited with the initial $5.5 million deposit paid by Mr. Scott with funds borrowed from SCRS Investors and assumed his obligation to repay that amount to SCRS Investors, as part of our credit facility with SCRS Investors discussed below.

         On June 14, 2002, we completed the acquisition under the above option of gas and oil rights located on approximately 17,197 gross acres comprising the Clear Creek Unit in Carbon and Emery Counties, Utah. This acquisition was effected by merging our wholly-owned subsidiary into Red Star, Inc., which owns the Clear Creek property.

         In the acquisition, we paid $5.5 million in cash as detailed above, agreed to pay $10.0 million into escrow in December 2002 to be paid in January 2003, and issued 17,125,365 million shares of our common stock to the sole stockholder of Red Star, Edward Mike Davis, who, as a result, now owns approximately 61.2% of our common stock after giving effect to the exercise of outstanding options and the conversion of outstanding indebtedness to common stock. Under the terms of the acquisition agreement, we are precluded from issuing additional shares to reduce Edward Mike Davis's 17.1 million shares below 60% on a fully-diluted basis until the $10.0 million note is paid. Thereafter, we cannot issue shares that would dilute Edward Mike Davis's below 51% before July 20, 2003, or below 36% before June 20, 2007. On June 14, 2002, the market price for our common stock was approximately $1.45 per share.

         The amount of consideration paid and the other terms of the acquisition were determined by arm's-length negotiations. Our board of directors considered engineering, geological and geophysical data provided by Red Star and other publicly available data as well as technical overviews by consultants engaged by us. We did not obtain any independent evaluation of the terms of the transaction to determine whether they were fair to us from a financial point of view.

         As part of the acquisition, we have agreed to file a registration statement under the Securities Act of 1933 covering the resale of Edward Mike Davis's 17.1 million shares of our common stock. We intend to file that registration statement immediately following the filing of this report.

         To our knowledge, Edward Mike Davis has not entered into any agreements with any other stockholders, including those who formerly held control, with respect to the election of directors or other matters. Edward Mike Davis has not entered into any agreement with any other person, such as a pledge agreement or an option, that may result in a change of control at a later date.

         Acquisition of Lakeside, Louisiana Prospect

         On August 1, 2002, we agreed to pay approximately $1.0 million for a 25% working interest in the Lakeside Prospect, of which a 16.125% working interest (11.77% net revenue interest) will be retained by us and an 8.875% working interest (6.48% net revenue interest) will be conveyed to Edward Mike Davis, who brought the prospect to us, with future drilling and completion costs attributable to Edward Mike Davis's working interest to be paid by us. Our agreement with Edward Mike Davis is unchanged by the changes to our agreement with Petrogulf Corporation. See Items 1 and 2. Decription of Business and
Properties: Gas and Oil Activities: Lakeside Prospect, Cameron Parish,
Louisiana.

Credit Facility

         In order to finance the costs of acquiring our Clear Creek property and obtain access to capital needed for initial exploration activities, we established a credit facility with SCRS Investors, LLC, under which we could borrow up to $25.5 million. As consideration for entering into the agreement for the credit facility, we issued 340,000 shares of our common stock to SCRS Investors. Repayment of the loan is secured by encumbrances on the Clear Creek property. The outstanding principal balance of the loan is repayable over 10 years, commencing on December 31, 2003, and is convertible into our common stock at $1.50 per share, subject to the limitations on issuing additional shares that would reduce Edward Mike Davis's ownership percentage below agreed amounts as noted above. James W. Scott, our president, chief executive officer and a director, is approximately an 86% equity owner of SCRS Investors, and Mark T. Davis, our general counsel, is a member of SCRS Investors. The $5.5 million payment by Mr. Scott to Edward Mike Davis that we assumed as part of our assumption of the option to acquire the Clear Creek property was treated as an initial draw on this credit facility. Thereafter, on June 28, 2002, this $5.5 million of indebtedness was converted to 3,666,667 shares of our common stock. As of June 30, 2002, we had $20.0 million available to be drawn under this credit facility. We intend to borrow that amount for the $10.0 million payment to Edward Mike Davis into escrow in December 2002 and to fund further exploration of the Clear Creek and other properties; however, SCRS Investors does not have the cash or cash items available at this time and has provided us with no assurances that it will have funds available to us to draw upon in the future.

Additional Loans from SCRS Investors

         In addition to our $25.5 million credit facility with SCRS Investors, we have obtained funds from SCRS Investors on several other occasions.

         o On June 13, 2002, SCRS Investors advanced $184,000 on our behalf for the payment of a bond related to our Clear Creek property.

         o On May 22, 2002, we borrowed $200,000 from SCRS Investors to be used for operating expenses. The loan is at 9% interest per annum, and is due and payable on May 22, 2004.

         o On May 17, 2002, we borrowed $1,000,000 from SCRS Investors to be used in connection with our acquisition of two Pratt and Whitney engines. The loan is at 9% interest per annum and is due and payable on May 17, 2004.

Lease

         We rent our office facilities on a month-to-month basis from an entity controlled by James W. Scott, our president, chief executive officer and a director. In the fiscal year ended June 30, 2002, we paid $70,000 under this arrangement, and we currently pay the amount of $7,494 per month.

Possible Future Transactions

         We anticipate that in the future we may enter into additional agreements with Edward Mike Davis, SCRS Investors, their respective affiliates, or other related parties in transactions that will not be the result of arm's-length negotiations. We have not established any procedures for resolving conflicts of interest between us and our officers, directors and principal stockholders or their respective affiliates. We do not have an audit or other committee composed of independent directors to review transactions with affiliates to determine whether they are fair to our stockholders.


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Index to Exhibits:


                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------
                            Plan of Acquisition, Reorganization,  Arrangement, Liquidation, or
   Item 2                   Succession
-------------- ------------ ------------------------------------------------------------------- -------------------
    2.01            2       Acquisition Agreement and Plan of Merger among Mid-Power Service    Incorporated by
                            Corporation, Red Star, Inc., and Mid-Power Resource Corporation,    reference(1)
                            dated June 13, 2002
   Item 3.                  Articles of Incorporation and Bylaws
-------------- ------------ ------------------------------------------------------------------- -------------------
    3.01            3       Amended and Restated Articles of Incorporation                      Incorporated by
                                                                                                reference(1)

    3.02            3       Bylaws                                                              Incorporated by
                                                                                                reference(1)
   Item 4.                  Instruments Defining the Rights of Security Holders, Including
                            Indentures
-------------- ------------ ------------------------------------------------------------------- -------------------
    4.01            4       Specimen stock certificate                                          Incorporated by
                                                                                                reference(2)
     Item 10.               Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------
    10.01          10       Agreement of Stockholders To Sell Stock of MaxCo Oil Co., Inc.      Incorporated by
                            entered August 22, 2001                                             reference(3)

    10.02                   Venture Agreement of Mid-Power Service Corporation and Edward       Incorporated by
                            Mike Davis dated May 10, 2002                                       reference(4)

    10.03          10       Sales Agreement for 1(One) Pratt and Whitney GG4A-7 Gas Turbine     Incorporated by
                            between AES Huntington Beach L.L.C. and Mid-Power Service           reference(5)
                            Corporation dated April 26, 2002, signed
                            May 24, 2002

    10.04          10       Sales Agreement for 1(One) Pratt and Whitney GG4A-7 Gas Turbine     Incorporated by
                            between AES Alamitos L.L.C. and Mid-Power Service Corporation       reference(5)
                            dated April 26, 2002, signed May 24, 2002

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------
    10.05          10       Right of First Refusal among AES Huntington Beach, L.L.C., AES      Incorporated by
                            Alamitos, L.L.C. and Mid-Power Corporation entered May 24, 2002     reference(5)

    10.06          10       Promissory Note in the amount of $10,000,000 dated June 13, 2002    Incorporated by
                                                                                                reference(1)

    10.07          10       Registration Rights Agreement between Mid-Power Service             Incorporated by
                            Corporation and Edward Mike Davis dated June 13, 2002               reference(1)

    10.08          10       Loan Agreement by and among Mid-Power Service Corporation and       Incorporated by
                            Mid-Power Resource Corporation, borrowers, and SCRS Investors,      reference(1)
                            LLC, lender, dated as of May 9, 2002

    10.09          10       Promissory Note among Mid-Power Service Corporation and Mid-Power   Incorporated by
                            Resource Corporation, as makers, and SCRS Investors, LLC, as        reference(1)
                            holder, as of May 9, 2002

    10.10          10       Security Agreement between Mid-Power Resource Corporation and       Incorporated by
                            SCRS Investors, LLC as of May 9, 2002                               reference(1)

    10.11          10       Deed of Trust and Security Agreement as of May 9, 2002, between     Incorporated by
                            Mid-Power Resource Corporation, trustor, Bruce Lemons, trustee,     reference(1)
                            and SCRS Investors, LLC, beneficiary
    10.12          10       2002 Stock Option and Purchase Rights Plan adopted June 25, 2002    Incorporated by
                                                                                                reference(1)
    10.13          10       Notice of Grant (with related Stock Option Agreement and Notice     Incorporated by
                            of Exercise) and Stock and Option Grant Schedule                    reference(1)

    10.14          10       Letter Agreement dated August 1, 2002, between Petrogulf            Incorporated by
                            Corporation and Mid-Power Resource Corporation                      reference(6)

    10.15          10       Letter Agreement dated August 1, 2002, between Mid-Power Resource   Incorporated by
                            Corporation and Edward Mike Davis                                   reference(6)

    10.16          10       Promissory Note in the amount of $1,000,000 dated May 17, 2002      This filing

    10.17          10       Promissory Note in the amount of $200,000 dated May 22, 2002        This filing

    10.18          10       Letter Agreement between Mid-Power Resource Corporation and         This filing
                            Petrogulf III, L.L.C. dated September 11, 2002
     Item 16.               Letter re Change in Certifying Accountant
-------------- ------------ ------------------------------------------------------------------- -------------------
    16.01          16       Letter from Mann, Frankfort, Stein & Lipp to the Securities         Incorporated by
                            Exchange Commission regarding change in certifying accountant       reference(7)
                            dated August 9, 2001

    16.02          16       Letter from Hein + Associates LLP to Securities and Exchange        Incorporated by
                            Commission regarding change in certifying accountant dated June     reference(8)
                            5, 2002

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------
     Item 21.               Subsidiaries of the Registrant
-------------- ------------ ------------------------------------------------------------------- -------------------
    21.01          21       Schedule of subsidiaries                                            This filing

     Item 99                Miscellaneous
-------------- ------------ ------------------------------------------------------------------- -------------------
    99.01          99       Certification Pursuant to 18 U.S.C. Section 1350, as adopted        This filing
                            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
                            Executive Officer)
    99.02          99       Certification Pursuant to 18 U.S.C. Section 1350, as adopted        This filing
                            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
                            Financial Officer)
----------------------------

(1) Incorporated by reference from Form 8-K filed July 1, 2002.
(2) Incorporated by reference from Form 10-K filed October 5, 2001.
(3) Incorporated by reference from Form 8-K filed September 14, 2001.
(4) Incorporated by reference from Form 10-QSB filed May 17, 2002.
(5) Incorporated by reference from Form 8-K filed May 24, 2002.
(6) Incorporated by reference from Form 8-K filed August 15, 2002.
(7) Incorporated by reference from Form 8-K filed August 10, 2001.
(8) Incorporated by reference from Form 8-K filed June 6, 2002.

(b) Reports on Form 8-K. During the quarter ended June 30, 2002, we filed the following reports on Form 8-K:

            Date of Event Reported                Item Reported
            ----------------------                -------------

                 June 20, 2002      Item 7. Exhibits
                                    Item 9. Regulation FD Disclosure
                 June 14, 2002      Items 1 and 2. Changes in Control of
                                     Registrant and Acquisition or Disposition
                                     of Assets
                                    Item 7. Financial Statements and Exhibits
                  June 4, 2002      Item 4. Change in Registrant's Certifying
                                     Accountant
                                    Item 7. Exhibits
                  May 24, 2002      Item 2. Acquisition or Disposition of Assets

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MID-POWER SERVICE CORPORATION


Dated:  October 17, 2002                  By /s/ James W. Scott
                                             -----------------------------------
                                             James W. Scott, President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  October 17, 2002                  /s/ James W. Scott
                                         ---------------------------------------
                                         James W. Scott, Chairman and President
                                         (Chief Executive Officer)

                                          /s/ Kenneth M. Emter
                                         ---------------------------------------
                                          Kenneth M. Emter, Director and
                                          Secretary/Treasurer (Chief Financial
                                          Officer)

                                          /s/ Michael T. Maloney
                                         ---------------------------------------
                                          Michael T. Maloney, Director


                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

         I, James W. Scott, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Mid-Power Service Corporation.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 17, 2002


/s/ James W. Scott
----------------------------
Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

         I, Kenneth M. Emter, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Mid-Power Service Corporation.

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: October 17, 2002


/s/ Kenneth M. Emter
----------------------------
Principal Financial Officer

                                                   MID-POWER SERVICE CORPORATION

                                                   Index to Financial Statements
--------------------------------------------------------------------------------


                                                                         Page

Independent Auditor's report of Tanner + Co.                              F-2

Balance sheet                                                             F-3

Statement of operations                                                   F-4

Statement of stockholders' equity                                         F-5

Statement of cash flows                                                   F-6

Notes to financial statements                                             F-7

Schedules of supplementary information on
  oil and gas operations                                                 F-29

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and
Stockholders of Mid-Power Service Corporation


We have audited the accompanying consolidated balance sheet of Mid-Power Service Corporation and subsidiaries as of June 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Power Service Corporation and Subsidiaries as of June 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has a working capital deficiency and has incurred substantial losses from operations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                /s/ Tanner + Co.

Salt Lake City, Utah
August 22, 2002

                                                                MID-POWER SERVICE CORPORATION
                                                                   Consolidated Balance Sheet

                                                                                June 30, 2002
---------------------------------------------------------------------------------------------

                                 Assets
Current assets:
  Cash and cash equivalents                                                    $      639,540
  Other receivables                                                                    52,077
  Prepaids and other assets                                                            13,481
  Current portion of notes receivable                                                 450,000
                                                                               --------------

      Total current assets                                                          1,155,098

Notes receivable                                                                      200,000
Property and equipment, net                                                           564,323
Oil and gas property, undeveloped                                                  41,018,204
Investment in equipment                                                               900,000
                                                                               --------------

                                                                               $   43,837,625
                                                                               --------------

----------------------------------------------------------------------------------------------

                    Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                             $      192,110
  Accrued liabilities                                                                 259,799
  Related party note payable                                                       10,000,000
  Current portion of long-term debt                                                    33,703
                                                                               --------------

      Total current liabilities                                                    10,485,612

Long-term debt                                                                      1,259,357
                                                                               --------------

      Total liabilities                                                            11,744,969

Commitments and contingencies                                                               -

Stockholders' deficit:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    none issued and outstanding                                                             -
  Common stock, $.001 par value, 100,000,000 shares authorized,
    27,972,276 issued and outstanding                                                  27,972
  Additional paid-in capital                                                       37,889,215
  Accumulated deficit                                                              (5,824,531)
                                                                               --------------

Total stockholders' equity                                                         32,092,656
                                                                               --------------

Total liabilities and stockholders' equity                                     $   43,837,625
                                                                               ==============

---------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                           F-3

                                                              MID-POWER SERVICE CORPORATION
                                                       Consolidated Statement of Operations

                                                                       Years Ended June 30,
-------------------------------------------------------------------------------------------

                                                                 2002              2001
                                                             -------------     ------------
Revenues                                                     $     100,148     $          -
                                                             -------------     ------------

Costs and expenses
  Production expenses                                               72,690                -
  Exploration costs                                                814,255
  General and administrative                                     2,260,439           38,274
  Research and development                                         577,095                -
  Impairment of investment in equipment                            264,000
  Impairment of oil and gas properties                             526,907                -
                                                             -------------     ------------

      Total costs and expenses                                   4,515,386           38,274
                                                             -------------     ------------

Loss from operations                                            (4,415,238)         (38,274)
                                                             -------------     ------------

Other income (expense):
  Interest income                                                  139,408            8,815
  Interest expense                                                 (48,986)          (7,397)
                                                             -------------     ------------

      Total other income                                            90,422            1,418
                                                             -------------     ------------

Net loss before income taxes                                    (4,324,816)         (36,856)

Provision for income taxes                                               -                -
                                                             -------------     ------------

Net loss                                                     $  (4,324,816)    $    (36,856)
                                                             -------------     ------------

Net loss per share - basic and diluted                       $       (0.55)    $      (0.02)
                                                             =============     ============

Weighted average shares outstanding -
  basic and diluted                                              7,820,000        2,392,000
                                                             =============     ============
---------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                           F-4

                                                                                                       MID-POWER SERVICE CORPORATION
                                                                                      Consolidated Statement of Stockholders' Equity

                                                                                                  Years Ended June 30, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------


                                              Preferred Stock         Common Stock         Additional
                                           -------------------   -----------------------    Paid-in       Accumulated
                                             Shares    Amount      Shares        Amount     Capital         Deficit         Total
                                           -----------------------------------------------------------------------------------------
Balances, July 1, 2000                          -     $   -       1,800,244    $  1,800   $  1,481,649   $ (1,462,859) $     20,590

Sale of common stock, net of
offering costs                                  -         -       3,000,000       3,000        738,050              -       741,050
                                                                                                                                  -
Sale of common stock to a director
net of offering costs                           -         -       2,000,000       2,000      4,989,655              -     4,991,655

Excess of purchase price over net
assets acquired of business                                                                                                       -
operations under common control                 -         -               -           -       (204,086)             -      (204,086)
                                                                                                                                  -
Net loss                                                  -               -           -              -        (36,856)      (36,856)
                                            -----     -----      ----------    --------   ------------   ------------  ------------

Balance, June 30, 2001                          -         -       6,800,244       6,800      7,005,268     (1,499,715)    5,512,353
                                            -----     -----      ----------    --------   ------------   ------------  ------------

Issuance of common stock
to related party as financing fee               -         -         340,000         340        492,660              -       493,000

Conversion of debt to common stock              -         -       3,666,667       3,667      5,496,333              -     5,500,000

Issuance of stock options for compensation      -         -               -           -         20,340              -        20,340

Issuance of stock for services                  -         -          40,000          40         59,960              -        60,000

Issance of stock related to the
purchase of Red Star, Inc.                      -         -      17,125,365      17,125     24,814,654              -    24,831,779

Net loss                                        -         -               -           -              -     (4,324,816)   (4,324,816)
                                            -----     -----      ----------    --------   ------------   ------------  ------------

Balance, June 30, 2002                          -     $   -      27,972,276    $ 27,972   $ 37,889,215   $ (5,824,531) $ 32,092,656
                                            =====     =====      ==========    ========   ============   ============  ============

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                                  F-5

                                                                                       MID-POWER SERVICE CORPORATION
                                                                                Consolidated Statement of Cash Flows

                                                                                  Years Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------------------------------------------

                                                                                  2002                  2001
                                                                            ---------------       ---------------
Cash flows from operating activities:
  Net loss                                                                  $    (4,324,816)      $       (36,856)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and  depletion                                                    43,648                     -
      Issuance of common stock for financing fee and services                       553,000                     -
      Issuance of stock options for compensation                                     20,340
      Impairment of oil and gas properties and investment
        in equipment                                                                790,907
      Changes in operating assets and liabilities
      Receivables                                                                  (302,077)                    -
      Prepaids and other assets                                                     (12,256)              (50,000)
      Accounts payable                                                              141,902              (104,692)
      Accrued liabilities                                                           170,925
                                                                            ---------------       ---------------

        Net cash used in operating activities                                    (2,918,427)             (191,548)
                                                                            ---------------       ---------------

Cash flows from investing activities:
  Cash received from capital contribution made by directors                               -                45,224
  Advances for notes receivable                                                    (177,526)
  Sale of (purchase of) investment                                                  650,000            (1,000,000)
  Purchase of  investment in equipment                                           (1,164,000)
  Purchase of property and equipment                                               (533,379)                    -
  Purchase of oil and gas property                                               (6,375,434)                    -
                                                                            ---------------       ---------------

Net cash used in investing activities                                            (7,600,339)             (954,776)
                                                                            ---------------       ---------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                      -             5,732,705
  Proceeds from long-term debt                                                    6,700,000             1,000,000
  Principal payments on long-term debt                                           (1,023,465)             (125,200)
                                                                            ---------------       ---------------

        Net cash provided by financing activities                                 5,676,535             6,607,505
                                                                            ---------------       ---------------

        Net (decrease) increase in cash and cash equivalents                     (4,842,231)            5,461,181

Cash and cash equivalents at beginning of year                                    5,481,771                20,590
                                                                            ---------------       ---------------

Cash and cash equivalents at end of year                                    $       639,540       $     5,481,771
                                                                            ===============       ===============

-------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                 F-6

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements

                                                                   June 30, 2002
--------------------------------------------------------------------------------
1.       Organization and Summary of Significant Accounting Policies

         Organization and Business
         Mid-Power Service Corporation and affiliates (the Company) is incorporated under the laws of the state of Nevada and is currently implementing a plan to acquire gas and oil properties for exploration and development, to acquire fuel sources for power generation, to develop energy-related technologies, and to generate and trade electrical power. The Company initiated this plan following the acquisition of a controlling interest by a new group of stockholders, the infusion of more than $5.5 million of equity, and the appointment of new directors during the year ended June 30, 2001. The Company is currently focusing principally on the exploration and development of gas and oil by initiating exploration of acquired property interests and by participating in exploration projects sponsored by others.

         On March 12, 2001, eight individuals purchased an aggregate of 1,500,000 shares of restricted common stock from six existing stockholders of the Company. Additionally, one investor purchased an irrevocable proxy to vote 500,000 shares of outstanding common stock and an option, which was exercised in May 2001, to purchase 100,000 outstanding shares of restricted common stock. As a result of the foregoing transactions, the eight purchasers obtained voting control over approximately 55% of the Company's common stock.

         Also on March 12, 2001, the stockholders of the Company, by majority written consent, elected a new board of directors, which in turn elected new officers. The Company then effected a one-for-two reverse split of the common stock of the Company and changed its name to "Mid-Power Service Corporation." All share and per share amounts in these financial statements have been restated to reflect the retroactive effect of the stock split.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.       Organization and Summary of Significant Accounting Policies Continued

         Organization and Business - Continued
         In August 2001, the Company, through its wholly owned subsidiary, completed a merger between Mid-Power Service Corporation, a Nevada corporation and Mid-Power Service Corporation (Formerly Caplan) a Delaware corporation wherein all of the issued and outstanding shares in the Nevada corporation were exchanged for all the issued and outstanding shares of the Delaware corporation effecting a domicile change of Mid-Power Service Corporation (formerly Caplan, a Delaware Corporation) to a Nevada corporation.

         As discussed in Note 4, on June 14, 2002, the Company acquired all of the outstanding stock of Red Star, Inc. in exchange for 17,125,365 shares of common stock, $5,500,000 in cash, and a promissory note payable of $10,000,000. The issuance of 17,125,365 shares of common stock resulted in the recipient of such shares obtaining voting control over approximately 61.2% of the issued and outstanding shares of common stock.

         Principles of Consolidation
         The consolidated financial statements include the accounts of Mid-Power Service Corporation and its wholly owned subsidiaries: Mid-Power Resource Corporation, a Nevada corporation, Sunray Petroleum, Inc., a Nevada corporation (formerly MaxCo Inc.), Wind Associates, Inc., a North Dakota corporation, Mid-Power Energy Trading LLC, a Nevada limited liability company, and Emergency Power Systems, LLC, a Nevada limited liability company (collectively, "the Company"). All significant inter-company transactions have been eliminated in consolidation.

         Cash and Cash Equivalents
         The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

         Concentration of Credit Risk
         Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of receivables. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.       Organization and Summary of Significant Accounting Policies Continued

         Concentration of Credit Risk - Continued
         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

         Oil and Gas Producing Activities
         The Company utilizes the successful efforts method of accounting for its oil and gas producing activities. Under this method, all costs associated with productive exploratory wells and productive or nonproductive development wells are capitalized while the costs of nonproductive exploratory wells are expensed. If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred.

         Unproved undeveloped oil and gas property costs are capitalized and are not amortized pending an evaluation of the exploration results. If unproved properties are determined to be productive the related costs are transferred to proved oil and gas properties. Oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

         On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resulting gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.       Organization and Summary of Significant Accounting Policies Continued

         Oil and Gas Producing Activities - Continued
         On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

         Property and Equipment
         Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. When assets are sold, retired or otherwise disposed of, the applicable costs and accumulated depreciation, depletion, and amortization are removed from the accounts, and the resulting gain or loss is reflected in operations.

         Income Taxes
         Deferred income taxes arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

         Revenue Recognition
         Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipeline at the well head. Oil and gas sales are reported net of royalty fees, which were $10,037 and $0 for the years ended June 30, 2002 and 2001, respectively. Revenues from services provided to other well operators are recognized when the services have been performed. The Company does not have any gas balancing arrangements.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

1.       Organization and Summary of Significant Accounting Policies Continued

         Use of Estimates in the Preparation of Financial Statements
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Earnings Per Share
         The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period.

         The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the common stock equivalents which would arise from the conversion of convertible debt to common stock and the exercise of stock options and warrants outstanding using the treasury stock method and the average market price per share during the period. Options to purchase 130,000 shares of common stock at a price of $1.50 per share were outstanding at June 30, 2002 but were not included in the diluted loss per share calculation because the effect would have been anti-dilutive. No options or warrants were outstanding at June 30, 2001.

         Reclassification
         Certain amounts in the 2001 consolidated financial statements have been reclassified to conform with classifications adopted in the current year.


2.       Going Concern

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2002, the Company had a working capital deficiency, an accumulated deficit and has had substantial recurring losses. The consolidated operations of the Company have not had sustained profitability and the Company has relied upon debt and equity financing to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

2.       Going Concern Continued

         The Company's ability to continue as a going concern is subject to the attainment of profitable production operations of its undeveloped oil and gas properties or obtaining necessary funding from outside sources. Management's plan with respect to this uncertainty include obtaining debt financing from the convertible loan discussed in Note 9, exploring its oil and gas properties to obtain proved reserves and evaluating new products and markets, and minimizing overhead costs. However, there can be no assurance that management will be successful in these efforts.

3.       Notes Receivable

         Notes receivable are comprised of the following at June 30, 2002:

                  Note  receivable  from an entity for the sale of the Company's
                  22.2% ownership interest in First Step Investors LLC, the full
                  balance was paid subsequent to year-end                             $     350,000

                  Note  receivable  from an entity with  interest at 10%, due in three equal annual  installments on or before  September 30 of
                  each year                                                                 300,000
                                                                                      -------------

                  Total                                                                     650,000

                  Less current portion                                                      450,000
                                                                                      -------------

                  Total long-term portion of notes receivable                         $     200,000
                                                                                      =============

         $100,000 of the long-term portion is due on or before September 30, 2003 and $100,000 is due on or before September 30, 2004.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

4.       Property and Equipment

         Property and equipment consists of the following:

                  Gas and oil equipment                      $   347,067
                  Vehicles other equipment                       141,948
                  Vehicles                                        96,812
                  Office furniture and equipment                   5,317
                                                             -----------
                                                                 591,144

                  Less accumulated depreciation
                    and amortization                             (26,821)
                                                             -----------
                                                             $   564,323
                                                             ===========

5.       Acquisitions

         Acquisition of Red Star, Inc.
         On June 14, 2002 the Company completed an acquisition under an Acquisition Agreement and Plan of Merger Agreement with Red Star, Inc., a Nevada Corporation, wherein a wholly-owned subsidiary of the Company merged into Red Star, Inc., in exchange for 17,125,365 shares of Mid-Power common stock valued at $1.45 per share, $5,500,000 in cash and a promissory note for $10,000,000 payable, together with interest at the greater of 6% or one percentage point over Bank of America reference rate. The note is due in December 2002. The assets acquired were recorded at their estimated fair values at the date of the acquisition and the results of operations are included in the accompanying consolidated statement of operations from the date of the acquisition. The purchase price was allocated entirely to assets acquired.

         The primary assets acquired, and liabilities assumed in conjunction with the acquisition of Red Star Inc., were as follows:

                  Undeveloped gas properties                 $   40,260,809
                  Gas and oil equipment and vehicles                234,611
                  Accrued abandonment costs                         (87,500)
                  Long-term debt                                    (76,141)
                                                             --------------
                      Total acquisition cost                 $   40,331,779
                                                             ==============
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.       Acquisitions Continued

         Acquisition of Red Star, Inc. - Continued
         The properties acquired are unproved and undeveloped and as such are subject to future impairment. If proved reserves cannot be substantiated or the fair value of the properties falls below the recorded book value, the Company will be required to record impairment charges against such properties. The Company has commenced some limited exploration of the properties and plans to continue exploration and commence development over the next 12 months. Impairment charges may result if such exploration and development indicate that proved reserves do not exist or that production of any reserves is not commercially viable.

         No assurance can be given that the Company will be successful in its efforts to obtain proved reserves.

         Through the acquisition of Red Star Inc., the Company acquired oil and gas leasehold interests in the Clear Creek Unit in Carbon and Emery Counties in Utah, which is comprised of approximately 17,197 gross acres of land.

         The Company maintains a 100% working interest in the Leasehold of the Clear Creek Unit, equivalent to a 72.1% net revenue interest, except for two well locations as noted below. The leases are subject to approximately 20.75% revenue interest landowners' and overriding royalties and approximately 7.14% due to the former owner of Red Star, Inc. In addition, the former owner has a 14.3% working interest, equivalent to a 10% net revenue interest in the Oman #2-20 and the Utah fuel #8 Wells. The Company is obligated to pay an unaffiliated former leasehold owner $200,000 solely out of 5% from the net revenue interest received by the Company from oil and gas production from certain wells on the Clear Creek unit.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.       Acquisitions Continued

         Acquisition of Red Star, Inc. - Continued
         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred at the beginning of each respective period:

                                                     Year Ended June 30,
                                                   2002               2001
                                              -------------      -------------
                  Total revenue               $     346,256      $         672
                                              -------------      -------------
                  Net loss                       (4,327,508)           (80,972)
                                              -------------      -------------
                  Net loss per share          $        (.17)     $           -
                                              -------------      -------------

         The pro forma consolidated results do not purport to be indicative of results that would have occurred had the acquisitions been in effect for the periods presented, nor do they purport to be indicative of the results that will be obtained in the future.

         Acquisition of Sunray Petroleum, Inc. (Formerly MaxCo, Inc.) The Company purchased through its wholly owned subsidiary, Mid-Power Resource, Inc., 100% of the issued and outstanding stock of MaxCo Oil Co., Inc. ("MaxCo"), a privately-owned oil company based in Bakersfield, California, with producing oil wells and additional oil holdings in Kern County, California. The acquisition occurred under two separate agreements dated August 22, 2001 on which 70% of MaxCo was purchased and on December 31, 2001 on which the remaining 30% of MaxCo was purchased. MaxCo has been engaged in oil and gas exploration and production in Kern County since June 2000.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.       Acquisitions Continued

         Acquisition of Sunray Petroleum, Inc. (Formerly MaxCo, Inc.) Continued In the acquisition, the Company paid $425,000 in cash, assigned $167,236 of equipment and vehicles (net of $64,388 related debt), assumed $177,526 of cash advances due to the Company from MaxCo., and assumed payables and other liabilities of $64,106. The Company had also originally issued issue 450,000 shares of its restricted common stock in which the actual delivery of the shares was conditional upon MaxCo's obtaining an agreed number of commercially productive wells in addition to those currently producing. On December 31, 2001 as part of the Company's acquisition of the remaining 30% purchase of the issued and outstanding Stock of MaxCo, the 450,000 of the Company's common shares which were originally issued as part of the purchase were effectively cancelled as commercial productivity had not been attained on agreed upon wells.

         The primary assets acquired by the Company in conjunction with the acquisition of all the issued and outstanding stock of MaxCo included the following:

                  Oil properties                           $    626,907
                  Gas and oil equipment and vehicles            166,958
                  Accounts receivable                             7,586
                  Cash                                           32,417
                                                           ------------
                  Total acquisition costs                  $    833,868
                                                           ============

         The purchase price which exceeded the net assets as recorded on MaxCo's books at the dates of acquisition was allocated to oil and gas properties. Subsequent to the purchase a substantial portion of the capitalized costs of the oil and gas properties related to this acquisition were determined to be impaired at June 30, 2002 (see note
         10). Pro forma information as if the acquisition occurred on July 1, 2001 have not been presented because such results were not materially different than the historical results of operations for the year ended June 30, 2002.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

6.       Oil and Gas Properties

         Clear Creek Unit

         The Company has gas leasehold interests in the Clear Creek Unit in Carbon and Emery Counties in Utah, which is comprised of approximately 17,197 gross acres of land. Non-productive wells have been located on the property, and substantial expenditures will be required to re-complete these wells, therefore, the Company has accounted for the properties as undeveloped. The Company maintains a 100% working interest in the Leasehold of the Clear Creek Unit, and a 72.1% net revenue interest.

         The leases are subject to approximately 20.75% revenue interest landowners and overriding royalties and approximately 7.14% due to the former owner of Red Star, Inc.. In addition, the former owner has a 14.3% working interest, equivalent to a 10% net revenue interest in the Oman #2-20 and the Utah fuel #8 Wells. The Company is obligated to pay a former leasehold owner $200,000 solely out of 5% from the net revenue interest received by the Company from oil and gas production from certain wells on the Clear Creek unit. At June 30, 2002 the gas properties are being carried at a cost of $40,260,809. The capitalized cost is subject to future impairment if future proved reserves cannot be substantiated or the fair value of the properties fall below the capitalized costs. No assurance can be given that the Company will be successful in its efforts to obtain proved reserves.

         Mountain View Field

         The Company has oil leaseholds in the Mountain View Field of the Arvin Area located in Kern County California. The Company maintains a 100% working interest in the leaseholds, which are subject to a 16.97% royalty interest to former lease holders on all production. At June 30, 2002, the leasehold, which had a carrying value of $626,907 was deemed to be substantially impaired by $526,907 (see note 10).

         Arbuckle Gas Field

         The Company entered into a joint venture agreement with the Company's majority shareholder to drill and explore a gas well located in the Arbuckle Gas Field in Colusa County California. The Company maintains a 50% working interest equivalent to a 40% net revenue interest only upon such well becoming commercially productive. At June 30, 2002 the well with a carrying value of $657,395 had reached total depth and was being tested
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

7.       Investment in Equipment

         The Company purchased two GG4A-7 non-flight Pratt and Whitney turbine engines for $1,164,000, which are held for sale. The engines can provide increased power capacity to certain power generating facilities at peak usage times. The Company has recorded this investment at the lower of cost or market. At June 30, 2002 the Company determined that an impairment of $264,000 should be recognized. The impairment was based on available information on the estimated fair market value of the engines. The balance of investment in the engines at June 30, 2002 is $900,000.


8.       Related Party Note Payable

         The Company has a note payable to the majority shareholder of the Company which accrues interest at 1% above Bank of America's reference rate or 6% minimum (6% at June 30, 2002). The note matures in December 2002 and is unsecured. The balance of the note at June 30, 2002 was $10,000,000.


9.       Long-Term Debt

         Long-term debt consists of the following at June 30, 2002:

                  Note payable to SCRS Investors,  LLC, an 86% controlled entity of an officer of the Company, with interest at 9%, maturing on
                  May 17, 2004 and unsecured.                                          $    1,000,000

                  Note payable to SCRS Investors,  LLC, an 86% controlled entity of an officer of the Company, with interest at 9%, maturing on
                  May 22, 2004 and unsecured.                                                 200,000

                  Note  payable to a  financial  institution  payable in monthly payments  of $1,561  including  interest  at 2.9%,  matures in
                  September 2006, secured by vehicles.                                         76,141
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.       Long-Term Debt Continued
                  Note payable to an individual with monthly  payments of $4,167
                  including interest at 10%, due October 2002                                  16,919
                                                                                       --------------
                  Total                                                                     1,293,060

                  Less current portion                                                         33,703
                                                                                       --------------
                  Total long-term debt                                                 $    1,259,357
                                                                                       ==============

         Future maturities of long-term debt are as follows:

                  Year Ending June 30:                           Amounts
                  --------------------                           -------
                        2003                                $       33,703
                        2004                                     1,217,000
                        2005                                        18,000
                        2006                                        18,000
                        2007                                         6,357
                                                            --------------
                                                            $    1,293,060
                                                            ==============

10.      Related Party Convertible Loan

         The Company has entered into a convertible loan agreement with SCRS Investors LLC ("SCRS") an 86% controlled entity of an Officer of the Company. The Company may borrow up to $25,500,000, payable in 20 consecutive equal quarterly payments of principal and interest at 10% per annum commencing on December 31, 2007. The balance on the loan and accrued interest related thereto is convertible into the Company's common stock any time at the option of SCRS at $1.50 per share subject to the following restrictions: The note payable to the majority shareholder as disclosed in note 6 must be paid in full; the conversion would not result in the majority shareholder becoming less than a 51% beneficial or legal owner of the Company through June 13, 2003; at anytime after June 13, 2003 and before June 14, 2007 would cause the majority shareholder's ownership of the Company to be less than 36%. The loan is secured by the Company's interest in the Clear Creek Unit properties. At June 30, 2002, $5,500,000 had been borrowed against this note and converted into 3,666,667 shares of common stock leaving a balance of $0 related to this loan.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

11.      Impairment On Oil and Gas Properties

         As of June 30, 2002, based on available reserve information certain capitalized oil properties related to the purchase of Sunray Inc. (formerly Maxco Oil, Inc.), were determined to be impaired. The principal reason for the impairment was due to a lack of evidence of proved reserves of developed wells or adequate proved reserves on Sunray's undeveloped wells, accompanied by the high production costs and low production volume since the Company purchased Maxco Oil, Inc., in August 2001. The impairment was calculated as the difference between the capitalized costs and proved undeveloped future reserves at current prices discounted at 10%. The total amount of impairment recorded as of June 30, 2002 was $526,907.

12.      Income Taxes

         The provision for income taxes differs from the amount computed at federal statutory rates as follows at June 30:

                                                                      2002              2001
                                                                  ------------      ----------
                  Income tax benefit at statutory rate            $ (1,613,000)     $ (151,000)
                  Stock based compensation                             214,000               -
                  Oil property impairment                              197,000               -
                  Net operating loss limitation                        187,000               -
                  Change in estimated tax rate                          76,000               -
                  Other                                                  2,000               -
                  Change in valuation allowance                        937,000         151,000
                                                                  ------------      ----------
                                                                  $          -      $        -
                                                                  ============      ==========

         Deferred tax assets  (liabilities)  are  comprised of the  following at
         June 30:
                                                                      2002              2001
                                                                  ------------      ----------
                  Net operating loss carry forward                $  1,171,000         266,000
                  Depreciation and depletion                           (23,000)              -
                  Impairment on oil properties                          98,000               -
                  Accrued wages                                         11,000               -
                  Depletion carry forward                                6,000               -
                  Research and development credit                      (55,000)              -
                  Investment tax credit                                 (6,000)              -
                  Other                                                  1,000               -
                  Valuation allowance                               (1,203,000)       (266,000)
                                                                  ------------      ----------
                                                                  $          -      $        -
                                                                  ============      ==========

--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

12.      Income Taxes Continued

         A valuation allowance has been recorded for the full amount of the deferred tax asset because it is more likely than not that the deferred tax asset will not be realized.

         As of June 30, 2002, the Company had a net operating loss carry forward of approximately $3,142,171. This carry forward begins to expire in 2003. If substantial changes in the Company's ownership should occur, there would be an annual limitation of the amount of NOL carry forward which could be utilized. The ultimate realization of this carry forward is due, in part, on the tax law in effect at the time and future events which cannot be determined.

13.      Sales to Major Customer

         The Company's had sales to an entity which  represent more than 10% for
         the  year  ended  June  30,  2002.  All  oil   production   revenue  of
         approximately $100,000 was sold to the same company.

14.      Related Party Transactions Not Otherwise Disclosed

         The Company had accrued liabilities due to SCRS Investor's LLC, an 86% controlled entity by an Officer of the Company, of approximately $187,000 due to well abandonment bond costs paid by SCRS for and on behalf of the Company

         The Company has a month to month operating lease for its corporate facility with an entity controlled by an officer of the Company. Total rent paid during the years ended June 30, 2002 and 2001 were $73,000 and $4,000, respectively.

         On June 18, 2001, the Company completed a private placement of 2,000,000 shares of restricted common stock at $2.50 per share for a net proceeds of approximately $4.9 million to one investor, SCRS Investors, LLC.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

14.      Related Party Transactions Not Otherwise Disclosed Continued

         In June 2001, certain stockholders of the Company, who held all of the issued and outstanding shares of Mid-Power Nevada and Wind Associates, Inc., determined that it was in their best interest to contribute their ownership interests to the Company. As part of this capital contribution, the Company assumed certain liabilities of the subsidiaries including notes payable to one of the shareholders with principal and fair market value of $125,200 and accrued interest of $4,516. The principal and accrued interest was paid to the shareholder on June 30, 2001. The company received assets of approximately $54,000 and assumed accounts payable of approximately $128,000 which represented the cost basis of such assets and liabilities to the predecessor.


15.      Commitments And Contingencies

         The Company has assumed substantially all abandonment and environmental liability for the Clear Creek Unit. In June 2002 the Company was required to post a bond with the State of Utah for approximately $184,000 to secure certain abandoned well violations and provide a five year compliance period to either bring certain wells into production or properly plug and abandon the wells in accordance with state law.


16.      Supplemental Disclosures of Cash Flow Information

         Operations reflect actual amounts paid for interest and income taxes as follows:

                                                       2002           2001
                                                   ----------     ----------
                  Interest                         $    6,944     $    4,516
                                                   ----------     ----------
                  Income taxes                     $        -     $        -
                                                   ----------     ----------

--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16.      Supplemental Disclosures of Cash Flow Information Continued

         During the year ended June 30, 2002:

            o The Company, through a wholly-owned subsidiary, merged into Red Star, Inc. In connection with the acquisition, the Company recorded the following:

                  Common Stock (17,125,365 shares)            $ (24,831,779)
                  Note Payable                                  (10,000,000)
                  Undeveloped gas properties                     40,260,809
                  Gas and oil equipment and vehicles                234,611
                  Accrued abandonment costs                         (87,500)
                  Long-term debt                                    (76,141)
                                                              -------------
                  Net cash paid                               $   5,500,000
                                                              =============


            o The Company purchased all of the issued and outstanding common stock of MaxCo, Inc. In connection with the acquisition, the Company recorded the following:

                  Long-term debt assigned                     $      64,388
                  Advances due by MaxCo to the Company             (177,526)
                  Equipment and vehicles assigned, net             (231,624)
                  Accounts payable and liabilities assumed          (64,106)
                  Accounts receivable                                 7,586
                  Equipment                                         221,958
                  Oil and gas properties                            571,907
                                                              -------------
                  Net cash paid (net of cash received
                    of $32,417)                               $     392,583
                                                              =============


            o The Company converted a $5,500,000 note payable to SCRS investors into 3,666,667 of the Company's common stock.

            o The Company purchased equipment in exchange for $64,388 of long-term debt.

            o The Company sold its 22.2% ownership interest in First Step Investors, LLC of $1,000,000 for cash of $650,000 and a note receivable of $350,000
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16.      Supplemental Disclosures of Cash Flow Information Continued

         During the year ended June 30, 2001:

            o The Company assumed liabilities of $249,310 in excess of assets, less cash, contributed to the Company by stockholders.


17.      Stock Options and Warrants

         A summary of the stock option and warrant activity is as follows:

                                                                                  Weighted
                                                               Number             Average
                                                             of Shares         Exercise Price
                                                             ---------         --------------
         Outstanding at July 1, 2001                                 -                     -
         Granted                                               130,000          $       1.50
         Exercised                                                   -                     -
                                                              --------          ------------
         Outstanding at June 30, 2002                          130,000          $       1.50
                                                              ========          ============

         When  accounting  for  the  issuance  of  stock  options  and  warrants financial  accounting  standards  allows  entities  the choice  between adopting  fair value method or an intrinsic  value method with footnote disclosures  of the pro forma effects if the fair value method had been adopted.  The  Company  has  opted  for the  latter  approach.  Had the
         Company's  options and warrants been determined based on the fair value method,  the results of  operations  would have been reduced to the pro forma amounts indicated below:
                                                       2002                    2001
                                                  --------------        ---------------
         Net loss applicable to common
           shares - as reported                   $   (4,324,816)       $       (36,856)
         Net loss applicable to common
           shares - pro forma                     $   (4,348,581)       $       (36,856)
         Loss per common share - as reported      $         (.55)       $          (.02)
         Loss per common share - pro forma        $         (.55)       $          (.02)
                                                  --------------        ---------------

--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

17.      Stock Options and Warrants Continued

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions in:

                                                     2002               2001
                                                ------------        ----------
         Expected dividend yield                $         -         $       -
         Expected stock price volatility                116%                -
         Risk-free interest rate                        4.75                -
         Expected option life                         1 year                -


         The weighted average fair value of options granted during the year ended June 30, 2002 was $1.50, respectively.

         The following table summarizes information about stock options and warrants outstanding at June 30, 2002:

                                 Outstanding                           Exercisable
                   ------------------------------------------------------------------------
                                   Weighted
                                    Average         Weighted                    Weighted
         Range of                  Remaining         Average                     Average
         Exercise     Number       Contractual      Exercise      Number        Exercise
          Prices    Outstanding    Life (Years)      Price      Exercisable      Price
         ---------  -----------   -------------     ---------   -----------     ---------
          $ 1.50      130,000           1            $ 1.50        65,000       $ 1.50

18.      Fair Value of Financial Instruments

         The Company's financial instruments consist of cash, receivables, notes receivable, payables, and notes payable. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The aggregate carrying amount of notes receivable and notes payable approximates fair value as the individual borrowings bear interest at market interest rates.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

19.      Environmental Regulation

         Various federal, state and local laws and regulations covering discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and the costs of its oil and natural gas exploration, development and production operations. The Company does not anticipate that it will be required in the near future to expend amounts material in relation to the financial statements taken as a whole by reason of environmental laws and regulations.

         Because these laws and regulations are constantly being changed, the Company is unable to predict the conditions and other factors, over which it does not exercise control, that may give rise to environmental liabilities affecting the Company.

20.      Recent Accounting Pronouncements

         In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment of Long-Lived Assets". This Statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. This Statement supercedes FASB Statement 121 and APB Opinion No. 30. However, this Statement retains certain fundamental provisions of Statement 121, namely; recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. The Statement also retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations. This Statement also Amends ARB No. 51 to eliminate the exception of consolidation for a temporarily controlled subsidiary. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact of this statement.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

20.      Recent Accounting Pronouncements Continued

         In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations". This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement is effective for financial statement issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for the disposal of long-lived assets. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the financial position or results of operations of the Company. The Company is currently assessing the impact of this statement.


21.      Subsequent Event

         On August 1, 2002, the Company entered into a farmout agreement, through its subsidiary Mid-Power Resource Corporation, to provide approximately $1 million in funding for an initial test to be drilled by Petrogulf Corporation, Denver, Colorado, as operator, in the Lakeside Prospect in Cameron Parish, Louisiana. The Claude Boudreaux No. 1 well will test the Marg. Howei Sands at a target depth of approximately 16,300 feet.

         The Company paid approximately $1 million to participate in the prospect and the prospect well for a 25% working interest in the well and the approximately 606 gross acre prospect. The earned 25% working interest will equate to a 16.125% working interest (11.77% net revenue interest) retained by the Company and an 8.875% working interest (6.48% net revenue interest) received by a principal stockholder of the Company who brought the prospect to it. The Company has agreed to carry the other owner's costs in the above working interest percentage through the tanks or pipelines for any additional wells drilled, worked over or re-completed.

         On September 13, 2002, the well had reached total depth of 16,275. On that date, Petrogulf tendered its resignation as operator of the well, as a result of its determination that the well was not capable of producing commercial quantities of hydrocarbons.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

21.      Subsequent Event Continued

         To avoid shutdown of all operations, the Company has elected to take over as operator of the well immediately following proper documentation with the State of Louisiana and assume the entire obligation to attempt to test and complete the well. The Company has agreed to pay 100% of all costs incurred. Subject to certain conditions, the former participants have agreed to assign all rights, title and interest to all oil and gas leases in the Lakeside Prospect to the Company, with the exception of a 10% working interest held by Petrogulf.

--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                 Schedule of Supplementary Information on Oil and Gas Operations
--------------------------------------------------------------------------------

The  information  on the  Company's  oil and gas  operations  as  shown  in this schedule is based on the successful efforts method of accounting and is presented in conformity with the disclosure requirements of Statement of Financial Accounting Standards No. 69 "Disclosures about Oil and Gas Producing Activities."

         Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                                     June 30,
                                                                         ---------------------------------
                                                                               2002             2001
                                                                         -----------------  --------------
Proved oil and gas properties and related equipment                      $         100,000  $            -
Unproved oil and gas properties                                                 41,445,111               -
                                                                         -----------------  --------------
                  Subtotal                                                      41,545,111               -

Accumulated depreciation, depletion and amortization
  and valuation allowances                                                       (526,907)               -
                                                                         -----------------  --------------
                                                                         $      41,018,204  $            -
                                                                         =================  ==============
                   Costs Incurred in Oil and Gas Acquisition,
                     Exploration and Development Activities

                                                                                Year Ended June 30,
                                                                         ---------------------------------
                                                                               2002             2001
                                                                         -----------------  --------------
Acquisition of properties:
     Proved                                                              $         100,000  $            -
     Unproved                                                            $      40,787,716  $            -
Exploration costs                                                        $         814,255  $            -
Development costs                                                        $         657,395  $            -

--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                 Schedule of Supplementary Information on Oil and Gas Operations
                                                                       Continued
--------------------------------------------------------------------------------

                 Results of Operations for Producing Activities

                                                                                Years Ended June 30,
                                                                         ---------------------------------
                                                                               2002             2001
                                                                         -----------------  --------------
Oil and gas sales, net                                                   $         100,148  $            -
Production costs                                                                  (151,560)
Exploration costs                                                                 (740,609)              -
Impairment on properties and equipment                                            (526,907)              -
Depreciation, depletion and amortization provisions                                (20,506)              -
                                                                         -----------------  --------------
Net loss before income taxes                                                    (1,339,434)

Income tax provision                                                                     -              -
                                                                         -----------------  --------------

Results of operations from producing activities
  (excluding corporate overhead and interest costs)                      $      (1,339,434) $           -
                                                                         =================  =============

--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                 Schedule of Supplementary Information on Oil and Gas Operations
                                                                       Continued
--------------------------------------------------------------------------------

                    Reserve Quantity Information (Unaudited)

The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon estimates by a consulting petroleum engineering firm. Such estimates are inherently imprecise and may be subject to substantial revisions.

Revisions may occur because current prices of oil and gas and current costs of operating are subject to fluctuations, past performance of wells does not necessarily guarantee future performance and rates used to estimate decline of reserves could vary from that which is projected.

All quantities shown in the table are proved undeveloped reserves and are attributable to one oil well location in the Arvin Area - Mountain View Field in Kern County, California of the United States.

                                                                  Years Ended June 30,
                                              -------------------------------------------------------------
                                                           2002                          2001
                                              -------------------------------------------------------------
                                                    Oil            Gas            Oil            Gas
                                                  (bbls)          (mcf)          (bbls)         (mcf)
                                              -------------------------------------------------------------
Proved developed and undeveloped reserves:
     Beginning of period                                    -              -              -              -
     Revision in previous estimates                         -              -              -              -
     Discoveries and extension                              -              -              -              -
     Purchase in place                                 30,270              -              -              -
     Production                                             -              -              -              -
     Sales in place                                         -              -              -              -
                                                     --------       --------       --------        --------
     End of period                                     30,270              -              -              -
                                                     --------       --------       --------        --------

Proved developed reserves:
     Beginning of period                                    -              -              -              -
     End of period                                     30,270              -              -              -

--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                 Schedule of Supplementary Information on Oil and Gas Operations
                                                                       Continued
--------------------------------------------------------------------------------

            Standardized Measure of Discounted Future Net Cash Flows
               Relating to Proved Oil and Gas Reserves (Unaudited)

                                                                              Years Ended June 30,
                                                                       -----------------------------------
                                                                             2002              2001
                                                                       ---------------  -----------------
Future cash inflows                                                    $       605,000  $               -
Future production costs                                                       (334,000)                 -
Development costs                                                              (50,000)                 -
                                                                       ---------------  -----------------
                                                                                221,000                 -

10% annual discount for estimated timing of cash flows                        (121,000)                 -
                                                                       ---------------  -----------------

Standardized measure of discounted future net cash flows               $        100,000 $               -
                                                                       ================ =================

The preceding table sets forth the estimated future net cash flows and related present value discounted at a 10% annual rate from the Company's proved undeveloped reserves of oil, condensate and gas. The estimated future net revenue is computed by applying approximate period end prices of oil and gas (including price changes that are fixed and determinable) and current costs of development and production to estimated future production assuming continuation of existing economic conditions. The values expressed are estimates only, and may not reflect realizable values or fair market values of the oil and gas ultimately extracted and recovered. The ultimate year of realization is also subject to accessibility of petroleum reserves and the ability of the Company to market the products.
--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                 Schedule of Supplementary Information on Oil and Gas Operations
                                                                       Continued
--------------------------------------------------------------------------------

                     Changes in the Standardized Measure of
                  Discounted Future Net Cash Flows (Unaudited)

                                                                             Year Ended June 30,
                                                                     ------------------------------------
                                                                              2002               2001
                                                                     ----------------    ----------------
Balance, beginning of period                                         $               -   $              -
Sales of oil and gas produced net of production costs                                -                  -
Net changes in prices and production costs                                    (151,000)                 -
Extensions and discoveries, less related costs                                 274,000                  -
Purchase and sales of minerals in place                                              -                  -
Revisions of estimated development costs                                       (23,000)                 -
Revisions of previous quantity estimate                                              -                  -
Accretion of discount                                                                -                  -
Net changes in income taxes                                                          -                  -
                                                                     ----------------    ----------------

Balance, end of year                                                 $         100,000   $              -
                                                                     =================   ================

--------------------------------------------------------------------------------
                                                                            F-33