Form 10KSB/A
period 2002-06-30
MID POWER SERVICE CORP
filed 2002-10-23
CIK 725395

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 1)



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

         We use various terms in this document that are common in the gas and oil and energy industries but that may not be familiar to all investors. This document contains a glossary of certain of these industry terms beginning on page 27.

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


         We follow the successful-efforts method of accounting for our gas and oil properties. Under this method of accounting, all costs of acquiring undeveloped and unproved properties are capitalized. Geological and geophysical costs on exploratory prospects and the costs of carrying and retaining unproved properties are expensed as incurred. An impairment allowance is provided to the extent that capitalized costs of unproved properties, on a property-by-property basis, are considered not to be realizable. Further, property acquisition costs and costs of exploratory and development wells are capitalized when incurred, pending determination of whether the well has found proved reserves. If an exploratory well has not found proved reserves, these costs plus the costs of drilling the well are expensed. The costs of development wells are capitalized, whether productive or nonproductive. As of June 30, 2002, we reported unproved gas properties of approximately $41.0 million, which comprised approximately 93.6% of our total assets. An impairment loss is recorded if the net capitalized costs of proved gas and oil properties exceed the aggregate undiscounted future net revenues determined on a property-by-property basis. During the year ended June 30, 2002, we recorded an impairment of gas and oil properties of approximately $527,000 related to our one well in Kern County, California. The impairment loss recognized equals the excess of net capitalized costs over the expected discounted future net revenues from the related property. Should future events indicate that an impairment of recorded value has taken place, the impact on results of operations for the relevant period could be significant. As a result of the foregoing, our results of operations for any particular period may not be indicative of the results that could be expected over longer periods. See
Item 6. Management's Discussion and Analysis or Plan of Operation.


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

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 1 to annual report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MID-POWER SERVICE CORPORATION


Dated:  October 23, 2002                  By /s/ James W. Scott
                                             -----------------------------------
                                             James W. Scott, President

                  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER

         I, James W. Scott, certify that:

         1. I have reviewed this amendment no. 1 to annual report on Form 10-KSB of Mid-Power Service Corporation.

         2. Based on my knowledge, this amendment no. 1 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment no. 1 to annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this amendment no. 1 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment no. 1 to annual report.

Date: October 23, 2002

/s/ James W. Scott
-------------------------------
James W. Scott
Principal Executive Officer

                  CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER

         I, Kenneth M. Emter, certify that:

         1. I have reviewed this amendment no. 1 to annual report on Form 10-KSB of Mid-Power Service Corporation.

         2. Based on my knowledge, this amendment no. 1 to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amendment no. 1 to annual report.

         3. Based on my knowledge, the financial statements, and other financial information included in this amendment no. 1 to annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amendment no. 1 to annual report.

Date: October 23, 2002

/s/ Kenneth M. Emter
--------------------------------
Kenneth M. Emter
Principal Financial Officer