Form 10KSB/A
period 2002-06-30
MID POWER SERVICE CORP
filed 2002-11-15
CIK 725395

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                (Amendment No. 2)


     Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended June 30, 2002


                        Commission File Number 2-85602-D


                          MID-POWER SERVICE CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                              87-0398403
--------------------------------                            -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

        3800 Howard Hughes Parkway
                Suite 860A
             Las Vegas, Nevada                                    89109
 ----------------------------------------                       ----------
 (Address of principal executive offices)                       (Zip Code)

                                 (702) 214-3615
                 ----------------------------------------------
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

                                      None
                                (Title of Class)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $100,148

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of October 18, 2002, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $3,686,019.90.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 18, 2002, the issuer had 27,972,276 shares of issued and outstanding common stock, par value $0.001.

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

                                     PART II

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

Results of Operations


         During the year ended June 30, 2002, we had revenues of approximately $100,000 from the sale of oil from our California producing properties, while during the preceding fiscal year, we had no revenues. We incurred total costs and expenses of approximately $4.5 million during the year ended June 30, 2002, including $2.3 million in general and administrative expenses, $814,000 in exploration expenses, $791,000 in impairment of investment in equipment and gas and oil properties, $577,000 in research and development expenses, and $73,000 in production expenses, for a loss from operations of approximately $4.4 million. The impairments consisted of $527,000, equivalent to the amount by which the capitalized cost of our Kern County, California property exceeds the estimated net present value of undeveloped future reserves as of June 30, 2002, and $264,000 related to two turbine engines held for sale. The substantial increase in costs and expenses and resulting loss from operations are attributable to the activation of our business during the year ended June 30, 2002. During the preceding fiscal year, when we were inactive, total costs and expenses of $38,000 consisted of general and administrative expenses.


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


Deferred Tax Liability

         As a result of our acquisition of the Clear Creek property, we have determined that it is necessary to record a deferred tax liability of approximately $9.3 million. This deferred tax liability results from the tax treatment of the difference between the value of the assets recorded upon their acquisition and the value of the assets used for tax purposes. See Note 22 in the Notes to our restated Consolidated Financial Statements included in this Amendment.


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


                          ITEM 7. FINANCIAL STATEMENTS


         Our restated consolidated financial statements, including the accountants' report, are included beginning at page F-1 immediately following the signature page of this document.

                                    PART III


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


         In the acquisition, we paid $5.5 million in cash as detailed above, agreed to pay $10.0 million into escrow in December 2002 to be paid in January 2003, and issued 17,125,365 million shares of our common stock to the sole stockholder of Red Star, Edward Mike Davis, who, as a result, now owns approximately 61.2% of our common stock after giving effect to the exercise of outstanding options and the conversion of outstanding indebtedness to common stock. Under the terms of the acquisition agreement, we are precluded from issuing additional shares to reduce Edward Mike Davis's 17.1 million shares below 60% on a fully-diluted basis until the $10.0 million note is paid. Thereafter, we cannot issue shares that would dilute Edward Mike Davis's 17.1 million shares below 51% before July 20, 2003, or below 36% before June 20, 2007.


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

         Acquisition of Lakeside, Louisiana Prospect

         On August 1, 2002, we agreed to pay approximately $1.0 million for a 25% working interest in the Lakeside Prospect, of which a 16.125% working interest (11.77% net revenue interest) will be retained by us and an 8.875% working interest (6.48% net revenue interest) will be conveyed to Edward Mike Davis, who brought the prospect to us, with future drilling and completion costs attributable to Edward Mike Davis's working interest to be paid by us. Our agreement with Edward Mike Davis is unchanged by the changes to our agreement with Petrogulf Corporation. See Items 1 and 2. Description of Business and
Property: Gas and Oil Activities: Lakeside Prospect, Cameron Parish, Louisiana.

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment no. 2 to report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               MID-POWER SERVICE CORPORATION



Dated:  November 14, 2002                      By  /s/ James W. Scott
                                                  ------------------------------
                                                   James W. Scott, President

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

Date: November 14, 2002


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

Date: November 14, 2002


/s/ Kenneth M. Emter
------------------------------
Kenneth M. Emter
Principal Financial Officer

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mid-Power Service Corporation and Subsidiaries as of June 30, 2002 and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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

As explained in Note 22, the financial statements have been restated.


                               TANNER + CO.

Salt Lake City, Utah
August 22, 2002, except for Notes 1, 5, 12, 16, and 22, which are dated November 8, 2002.

                                                                              MID-POWER SERVICE CORPORATION
                                                                      Consolidated Balance Sheet (Restated)

                                                                                              June 30, 2002
-----------------------------------------------------------------------------------------------------------

                        Assets
Current assets:
  Cash and cash equivalents                                                                 $        639,540
  Other receivables                                                                                   52,077
  Prepaids and other assets                                                                           13,481
  Current portion of notes receivable                                                                450,000
                                                                                            ----------------

        Total current assets                                                                       1,155,098

Notes receivable                                                                                     200,000
Property and equipment, net                                                                          564,323
Oil and gas property, undeveloped                                                                 41,018,204
Investment in equipment                                                                              900,000
                                                                                            ----------------

                                                                                            $     43,837,625
                                                                                            ================

-------------------------------------------------------------------------------------------------------------

                Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts payable                                                                          $        192,110
  Accrued liabilities                                                                                259,799
  Related party note payable                                                                      10,000,000
  Current portion of long-term debt                                                                   33,703
                                                                                            ----------------

        Total current liabilities                                                                 10,485,612

Long-term debt                                                                                     1,259,357
Deferred tax liability                                                                             9,262,000
                                                                                            ----------------

        Total liabilities                                                                         21,006,969

Commitments and contingencies                                                                              -

Stockholders' equity:
  Preferred stock, $.001 par value, 10,000,000 shares authorized,
    none issued and outstanding                                                                            -
  Common stock, $.001 par value, 100,000,000 shares authorized,
    27,972,276 issued and outstanding                                                                 27,972
  Additional paid-in capital                                                                      28,627,215
  Accumulated deficit                                                                             (5,824,531)
                                                                                            ----------------

        Total stockholders' equity                                                                22,830,656
                                                                                            ----------------

        Total liabilities and stockholders' equity                                          $     43,837,625
                                                                                            ================

-----------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                         F-3

                                                                                   MID-POWER SERVICE CORPORATION
                                                                            Consolidated Statement of Operations

                                                                                            Years Ended June 30,
----------------------------------------------------------------------------------------------------------------

                                                                                   2002               2001
                                                                              -------------      -------------
Revenues                                                                      $     100,148      $           -
                                                                              -------------      -------------

Costs and expenses
  Production expenses                                                                72,690                  -
  Exploration costs                                                                 814,255
  General and administrative                                                      2,260,439             38,274
  Research and development                                                          577,095                  -
  Impairment of investment in equipment                                             264,000
  Impairment of oil and gas properties                                              526,907                  -
                                                                              -------------      -------------

        Total costs and expenses                                                  4,515,386             38,274
                                                                              -------------      -------------

  Loss from operations                                                           (4,415,238)           (38,274)
                                                                              -------------      -------------

Other income (expense):
  Interest income                                                                   139,408              8,815
  Interest expense                                                                  (48,986)            (7,397)
                                                                              -------------      -------------

        Total other income                                                           90,422              1,418
                                                                              -------------      -------------

Net loss before income taxes                                                     (4,324,816)           (36,856)

Provision for income taxes                                                                -                  -
                                                                              -------------      -------------

Net loss                                                                      $  (4,324,816)     $     (36,856)
                                                                              =============      =============

Net loss per share - basic and diluted                                        $       (0.55)     $       (0.02)
                                                                              =============      =============

Weighted average shares outstanding -
  basic and diluted                                                               7,820,000          2,392,000
                                                                              =============      =============


------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                F-4

                                                                                                       MID-POWER SERVICE CORPORATION
                                                                           Consolidated Statement of Stockholders' Equity (Restated)

                                                                                                  Years Ended June 30, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------------


                                              Preferred Stock         Common Stock         Additional
                                           --------------------- ----------------------     Paid-in     Accumulated
                                             Shares      Amount    Shares      Amount       Capital        Deficit        Total
                                           -----------------------------------------------------------------------------------------
Balance, July 1, 2000                             -     $    -   1,800,244    $  1,800    $ 1,481,649   $ (1,462,859)  $     20,590

Sale of common stock, net of
  offering costs                                  -          -   3,000,000       3,000        738,050              -        741,050
                                                                                                                                  -
Sale of common stock to a director
  net of offering costs                           -          -   2,000,000       2,000      4,989,655              -      4,991,655

Excess of purchase price over net
  assets acquired of business                                                                                                     -
  operations under common control                 -          -           -           -       (204,086)             -       (204,086)
                                                                                                                                  -
Net loss                                                     -           -           -              -        (36,856)       (36,856)
                                           -----------------------------------------------------------------------------------------

Balance, June 30, 2001                            -          -   6,800,244       6,800      7,005,268     (1,499,715)     5,512,353
                                           -----------------------------------------------------------------------------------------

Issuance of common stock
  to related party as financing fee               -          -     340,000         340        492,660              -        493,000

Conversion of debt to common stock                -          -   3,666,667       3,667      5,496,333              -      5,500,000

Issuance of stock options for compensation        -          -           -           -         20,340              -         20,340

Issuance of stock for services                    -          -      40,000          40         59,960              -         60,000

Issance of stock related to the
  purchase of Red Star, Inc.                      -          -  17,125,365      17,125     15,552,654              -     15,569,779

Net loss                                          -          -           -           -              -     (4,324,816)    (4,324,816)
                                           -----------------------------------------------------------------------------------------

Balance, June 30, 2002                            -     $    -  27,972,276    $ 27,972    $28,627,215   $ (5,824,531)  $ 22,830,656
                                           =========================================================================================

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                                  F-5

                                                                                        MID-POWER SERVICE CORPORATION
                                                                                 Consolidated Statement of Cash Flows

                                                                                                   Year Ended June 30,
----------------------------------------------------------------------------------------------------------------------
                                                                                       2002                2001
                                                                                   -------------      -------------
Cash flows from operating activities:
  Net loss                                                                         $  (4,324,816)     $     (36,856)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and depletion                                                          43,648                 -
      Issuance of common stock for financing fee and services                            553,000                 -
      Issuance of stock options for compensation                                          20,340
      Impairment of oil and gas properties and investment
        in equipment                                                                     790,907
      Changes in operating assets and liabilities
        Receivables                                                                     (302,077)                -
        Prepaids and other assets                                                        (12,256)           (50,000)
        Accounts payable                                                                 141,902           (104,692)
        Accrued liabilities                                                              170,925
                                                                                   -------------      -------------

            Net cash used in operating activities                                     (2,918,427)          (191,548)
                                                                                   -------------      -------------

Cash flows from investing activities:
  Cash received from capital contribution made by directors                                   -              45,224
  Advances for notes receivable                                                         (177,526)
  Sale of (purchase of) investment                                                       650,000         (1,000,000)
  Purchase of  investment in equipment                                                (1,164,000)
  Purchase of property and equipment                                                    (533,379)                -
  Purchase of oil and gas property                                                    (6,375,434)                -
                                                                                   -------------      -------------

            Net cash used in investing activities                                     (7,600,339)          (954,776)
                                                                                   -------------      -------------

Cash flows from financing activities:
  Proceeds from sale of common stock                                                          -           5,732,705
  Proceeds from long-term debt                                                         6,700,000          1,000,000
  Principal payments on long-term debt                                                (1,023,465)          (125,200)
                                                                                   -------------      -------------

            Net cash provided by financing activities                                  5,676,535          6,607,505
                                                                                   -------------      -------------

            Net (decrease) increase in cash and cash equivalents                      (4,842,231)         5,461,181

Cash and cash equivalents at beginning of year                                         5,481,771             20,590
                                                                                   -------------      -------------

Cash and cash equivalents at end of year                                           $     639,540      $   5,481,771
                                                                                   =============      =============

---------------------------------------------------------------------------------------------------------------------
See accompanying notes to financial statements.                                                                   F-6

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

         As discussed in Note 4, on June 14, 2002, the Company acquired all of the outstanding stock of Red Star, Inc. in exchange for 17,125,365 shares of common stock, $5,500,000 in cash, a deferred tax liability of $9,262,000, and a promissory note payable of $10,000,000. The issuance of 17,125,365 shares of common stock resulted in the recipient of such shares obtaining voting control over approximately 61.2% of the issued and outstanding shares of common stock.

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


3.       Notes Receivable

         Notes receivable are comprised of the following at June 30, 2002:

            Note receivable from an entity for the sale of the
            Company's 22.2% ownership interest in First Step
            Investors LLC, the full balance was paid subsequent to
            year-end                                                  $  350,000

            Note receivable from an entity with interest at 10%,
            due in three equal annual installments on or before
            September 30 of each year                                    300,000
                                                                      ----------

            Total                                                        650,000

            Less current portion                                         450,000
                                                                      ----------

            Total long-term portion of notes receivable               $  200,000
                                                                      ==========


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

--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

4.       Property and Equipment

         Property and equipment consists of the following:

            Gas and oil equipment                                    $  347,067
            Vehicles other equipment                                    141,948
            Vehicles                                                     96,812
            Office furniture and equipment                                5,317
                                                                     ----------
                                                                        591,144

            Less accumulated depreciation and amortization              (26,821)
                                                                     ----------
                                                                     $  564,323
                                                                     ==========

5.       Acquisitions

         Acquisition of Red Star, Inc.

         On June 14, 2002 the Company completed an acquisition under an Acquisition Agreement and Plan of Merger Agreement with Red Star, Inc., a Nevada Corporation, wherein a wholly-owned subsidiary of the Company merged into Red Star, Inc., in exchange for 17,125,365 shares of Mid-Power common stock valued at approximately $.91 per share, $5,500,000 in cash a deferred tax liability of $9,262,000, and a promissory note for $10,000,000 payable, together with interest at the greater of 6% or one percentage point over Bank of America reference rate. The note is due in December 2002. The assets acquired were recorded at their estimated fair values at the date of the acquisition and the results of operations are included in the accompanying consolidated statement of operations from the date of the acquisition. The purchase price was allocated entirely to assets acquired.

         The primary assets acquired, and liabilities assumed in conjunction with the acquisition of Red Star Inc., were as follows:

            Undeveloped gas properties                         $     40,260,809
            Gas and oil equipment and vehicles                          234,611
            Accrued abandonment costs                                   (87,500)
            Long-term debt                                              (76,141)
                                                               ----------------
            Total acquisition cost                             $     40,331,779
                                                               ================

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

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.       Acquisitions Continued

         Acquisition of Red Star, Inc. - Continued

         The following unaudited pro forma consolidated results of operations have been prepared as if the acquisition had occurred at the beginning of each respective period:

                                                   Year Ended June 30,
                                                2002                   2001
                                             --------------------------------
             Total revenue                   $    346,256         $       672
                                             ============         ===========
             Net loss                          (4,327,508)            (80,972)
                                             ============         ===========
             Net loss per share              $       (.17)        $         -
                                             ============         ===========


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

--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

5.       Acquisitions Continued

         Acquisition of Sunray Petroleum, Inc. (Formerly MaxCo, Inc.)
         - Continued

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

         The primary assets acquired by the Company in conjunction with the acquisition of all the issued and outstanding stock of MaxCo included the following:

            Oil properties                                     $        626,907
            Gas and oil equipment and vehicles                          166,958
            Accounts receivable                                           7,586
            Cash                                                         32,417
                                                               ----------------
            Total acquisition costs                            $        833,868
                                                               ================

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

         Arbuckle Gas Field

         The Company entered into a joint venture agreement with the Company's majority shareholder to drill and explore a gas well located in the Arbuckle Gas Field in Colusa County California. The Company maintains a 50% working interest equivalent to a 40% net revenue interest only upon such well becoming commercially productive. At June 30, 2002 the well with a carrying value of $657,395 had reached total depth and was being tested.

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

--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

9.       Long-Term Debt Continued

         Note payable to an individual with monthly payments of
         $4,167 including interest at 10%, due October 2002              16,919
                                                                   ------------

         Total                                                        1,293,060

         Less current portion                                            33,703
                                                                   ------------

         Total long-term debt                                      $  1,259,357
                                                                   ============


         Future maturities of long-term debt are as follows:

              Year Ending June 30:                                    Amounts
              --------------------                                 ------------
                     2003                                          $     33,703
                     2004                                             1,217,000
                     2005                                                18,000
                     2006                                                18,000
                     2007                                                 6,357
                                                                   ------------
                                                                   $  1,293,060
                                                                   ============

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

12.      Income Taxes

         The provision for income taxes differs from the amount computed at federal statutory rates as follows at June 30:

                                                        2002           2001
                                                   ----------------------------
           Income tax benefit at statutory rate    $ (1,613,000)   $   (151,000)
           Stock based compensation                     214,000               -
           Oil property impairment                      197,000               -
           Net operating loss limitation                187,000               -
           Change in estimated tax rate                  76,000               -
           Other                                          2,000               -
           Change in valuation allowance                937,000         151,000
                                                   ------------    ------------
                                                   $          -    $          -
                                                   ============    ============

         Deferred tax assets (liabilities) are comprised of the following at June 30:

                                                        2002           2001
                                                   ----------------------------
           Net operating loss carry forward        $  1,171,000    $    266,000
           Book basis in excess of tax basis
             on gas and oil                           9,262,000               -
           Depreciation and depletion                   (23,000)              -
           Impairment on oil properties                  98,000               -
           Accrued wages                                 11,000               -
           Depletion carry forward                        6,000               -
           Research and development credit              (55,000)              -
           Investment tax credit                         (6,000)              -
           Other                                          1,000               -
           Valuation allowance                       (1,203,000)       (266,000)
                                                   ------------    ------------
                                                   $ (9,262,000)   $          -
                                                   ============    ============

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


16.      Supplemental Disclosures of Cash Flow Information


         Operations reflect actual amounts paid for interest and income taxes as follows:

                                                        2002           2001
                                                   -----------------------------
            Interest                                $   6,944       $     4,516
                                                    =========       ===========
            Income taxes                            $       -       $         -
                                                    =========       ===========

--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

16.      Supplemental Disclosures of Cash Flow Information Continued

         During the year ended June 30, 2002:

             o The Company, through a wholly-owned subsidiary, merged into Red Star, Inc. In connection with the acquisition, the Company recorded the following:

                    Common Stock (17,125,365 shares)             $  (15,569,779)
                    Deferred tax liability                           (9,262,000)
                    Note Payable                                    (10,000,000)
                    Undeveloped gas properties                       40,260,809
                    Gas and oil equipment and vehicles                  234,611
                    Accrued abandonment costs                           (87,500)
                    Long-term debt                                      (76,141)
                                                                 --------------
                    Net cash paid                                $    5,500,000
                                                                 ==============


             o The Company purchased all of the issued and outstanding common stock of MaxCo, Inc. In connection with the acquisition, the Company recorded the following:

                    Long-term debt assigned                      $       64,388
                    Advances due by MaxCo to the Company               (177,526)
                    Equipment and vehicles assigned, net               (231,624)
                    Accounts payable and liabilities assumed            (64,106)
                    Accounts receivable                                   7,586
                    Equipment                                           221,958
                    Oil and gas properties                              571,907
                                                                 --------------
                    Net cash paid (net of cash received
                      of $32,417)                                $      392,583
                                                                 ==============

             o The Company converted a $5,500,000 note payable to SCRS investors into 3,666,667 of the Company's common stock.

             o The Company purchased equipment in exchange for $64,388 of long-term debt.

             o The Company sold its 22.2% ownership interest in First Step Investors, LLC of $1,000,000 for cash of $650,000 and a note receivable of $350,000.

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


17.      Stock Options and Warrants

         A summary of the stock option and warrant activity is as follows:

                                                                  Weighted
                                                     Number        Average
                                                    of Shares   Exercise Price
                                                  ------------------------------
           Outstanding at July 1, 2001                 -              -
           Granted                                  130,000       $  1.50
           Exercised                                   -              -
                                                  ------------------------------
           Outstanding at June 30, 2002             130,000       $  1.50
                                                  ==============================

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

                                                      2002           2001
                                                  -----------------------------
           Net loss applicable to common
            shares - as reported                  $ (4,324,816)    $    (36,856)
           Net loss applicable to common
            shares - pro forma                    $ (4,348,581)    $    (36,856)
           Loss per common share - as reported    $       (.55)    $       (.02)
           Loss per common share - pro forma      $       (.55)    $       (.02)
                                                  =============================

--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION
                                                   Notes to Financial Statements
                                                                       Continued
--------------------------------------------------------------------------------

17.      Stock Options and Warrants Continued

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions in:

                                                            2002         2001
                                                      --------------------------
            Expected dividend yield                    $     -        $      -
            Expected stock price volatility                116%              -
            Risk-free interest rate                        4.75              -
            Expected option life                         1 year              -



         The weighted average fair value of options granted during the year ended June 30, 2002 was $1.50, respectively.

         The following table summarizes information about stock options and warrants outstanding at June 30, 2002:

                                      Outstanding                     Exercisable
                        -----------------------------------------------------------------
                                        Weighted
                                        Average      Weighted                 Weighted
            Range of                   Remaining     Average                   Average
            Exercise       Number     Contractual    Exercise      Number     Exercise
             Prices      Outstanding  Life (Years)    Price     Exercisable     Price
         --------------------------------------------------------------------------------
           $  1.50         130,000         1          $  1.50      65,000      $  1.50
         ================================================================================

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

         Because these laws and regulations are constantly being changed, the Company is unable to predict the conditions and other factors, over which it does not exercise control, that may give rise to environment liabilities affecting the Company.


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

22.      Restatement of Financial Statements

         Subsequent to the issuance of the Company's 2002 consolidated financial statements, the Company determined that a deferred tax liability of $9,262,000 had been obtained in the Red Star, Inc. transaction. This resulted in the Company's financial statements being restated as of June 30, 2002, as follows:

                                                   As Reported    As Restated
                                                 -------------------------------
           Deferred tax liability                 $          -    $   9,262,000

           Total liabilities                      $ 11,744,969    $  21,006,969

           Additional paid-in capital             $ 37,889,215    $  28,627,215

           Total stockholders' equity             $ 32,092,656    $  22,830,656

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

         Capitalized Costs Relating to Oil and Gas Producing Activities

                                                                        June 30,
                                                            ----------------------------------
                                                                  2002             2001
                                                            -----------------------------------
Proved oil and gas properties and related equipment         $         100,000 $              -
Unproved oil and gas properties                                    41,445,111                -
                                                            -----------------------------------
                  Subtotal                                         41,545,111                -

Accumulated depreciation, depletion and amortization
  and valuation allowances                                          (526,907)                -
                                                            -----------------------------------
                                                            $      40,018,204 $              -
                                                            ===================================

                   Costs Incurred in Oil and Gas Acquisition,
                     Exploration and Development Activities

                                                                   Year Ended June 30,
                                                            ----------------------------------
                                                                  2002             2001
                                                            ----------------------------------
Acquisition of properties:
     Proved                                                 $         100,000  $            -
     Unproved                                               $      40,787,716  $            -
Exploration costs                                           $         814,255  $            -
Development costs                                           $         657,395  $            -

------------------------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION

                 Schedule of Supplementary Information on Oil and Gas Operations
                                                                       Continued
--------------------------------------------------------------------------------


                 Results of Operations for Producing Activities

                                                                    Years Ended June 30,
                                                            -------------------------------------
                                                                  2002               2001
                                                            -------------------------------------
Oil and gas sales, net                                      $        100,148      $           -
Production costs                                                    (151,560)
Exploration costs                                                   (740,609)                 -
Impairment on properties and equipment                              (526,907)                 -
Depreciation, depletion and amortization provisions                  (20,506)                 -
                                                             -----------------------------------
Net loss before income taxes                                      (1,339,434)

Income tax provision                                                       -                  -
                                                             -----------------------------------
Results of operations from producing activities
  (excluding corporate overhead and interest costs)         $     (1,339,434)     $           -
                                                            ===================================

------------------------------------------------------------------------------------------------
                                                                                            F-30

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

                                                                  Years Ended June 30,
                                              -------------------------------------------------------------
                                                           2002                          2001
                                              -------------------------------------------------------------
                                                    Oil            Gas            Oil            Gas
                                                  (bbls)          (mcf)          (bbls)         (mcf)
                                              -------------------------------------------------------------
Proved developed and undeveloped
  reserves:
     Beginning of period                               -              -              -              -
     Revision in previous estimates                    -              -              -              -
     Discoveries and extension                         -              -              -              -
     Purchase in place                            30,270              -              -              -
     Production                                        -              -              -              -
     Sales in place                                    -              -              -              -
                                              -------------------------------------------------------------

     End of period                                30,270              -              -              -
                                              =============================================================
Proved developed reserves:
     Beginning of period                               -              -              -              -
     End of period                                30,270              -              -              -

-----------------------------------------------------------------------------------------------------------
                                                                                                       F-31

                                                   MID-POWER SERVICE CORPORATION

                 Schedule of Supplementary Information on Oil and Gas Operations
                                                                       Continued
--------------------------------------------------------------------------------


            Standardized Measure of Discounted Future Net Cash Flows
               Relating to Proved Oil and Gas Reserves (Unaudited)

                                                                                  Years Ended
                                                                                    June 30,
                                                                       -----------------------------------
                                                                             2002              2001
                                                                       -----------------------------------
Future cash inflows                                                    $       605,000     $            -
Future production costs                                                       (334,000)                 -
Development costs                                                              (50,000)                 -
                                                                       -----------------------------------
                                                                               221,000                  -

10% annual discount for estimated timing of cash flows                        (121,000)                 -
                                                                       -----------------------------------

Standardized measure of discounted future net cash flows               $       100,000     $            -
                                                                       ===================================

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

--------------------------------------------------------------------------------

                                                   MID-POWER SERVICE CORPORATION

                 Schedule of Supplementary Information on Oil and Gas Operations
                                                                       Continued
--------------------------------------------------------------------------------

                     Changes in the Standardized Measure of
                  Discounted Future Net Cash Flows (Unaudited)

                                                                           Year Ended
                                                                             June 30,
                                                             -------------------------------------
                                                                   2002               2001
                                                             -------------------------------------
Balance, beginning of period                                 $             -      $           -
Sales of oil and gas produced net of production costs                      -                  -
Net changes in prices and production costs                          (151,000)                 -
Extensions and discoveries, less related costs                       274,000                  -
Purchase and sales of minerals in place                                    -                  -
Revisions of estimated development costs                             (23,000)                 -
Revisions of previous quantity estimate                                    -                  -
Accretion of discount                                                      -                  -
Net changes in income taxes                                                -                  -
                                                             -------------------------------------

Balance, end of year                                         $       100,000      $           -
                                                             =====================================

---------------------------------------------------------------------------------------------------
                                                                                               F-33