Form 10QSB
period 2002-09-30
MID POWER SERVICE CORP
filed 2002-11-19
CIK 725395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



                             QUARTERLY REPORT UNDER
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                        Commission File Number 2-85602-D


                          Mid-Power Service Corporation
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
          ------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   87-0398403
                       -----------------------------------
                      (I.R.S. Employer Identification No.)

         3800 Howard Hughes Parkway, Suite 860A, Las Vegas, Nevada 89109
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                  702-214-3615
                            -------------------------
                           (Issuer's telephone number)

                                       n/a
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 18, 2002, issuer had 27,972,276 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                                     PART I
                                              FINANCIAL INFORMATION

                                          ITEM 1. FINANCIAL STATEMENTS

                                          MID-POWER SERVICE CORPORATION
                                      Unaudited Consolidated Balance Sheet
                                               September 30, 2002

                                                    Assets


Current assets:
    Cash and cash equivalents                                                              $      154,273
    Prepaids and other assets                                                                     171,225
    Inventory                                                                                      26,199
    Current portion of notes receivable                                                           102,462
                                                                                           --------------

        Total current assets                                                                      454,159

Notes receivable                                                                                   44,098
Property and equipment, net                                                                       550,369
Oil and gas property, developed, net                                                              642,395
Oil and gas property, undeveloped                                                              42,693,834
Investment in equipment                                                                           900,000
                                                                                           --------------

                                                                                           $   45,284,855
                                                                                           ==============
                                     Liabilities and Stockholders' Equity

Current Liabilities:
    Accounts payable                                                                       $      409,372
    Accrued liabilities                                                                           498,075
    Related party notes payable                                                                13,083,029
    Current portion of long-term debt                                                              21,651
                                                                                           --------------

        Total current liabilities                                                              14,012,127

Long-term debt, principally due to related party                                                1,250,800
Deferred income taxes                                                                           8,490,000
                                                                                           --------------

        Total liabilities                                                                      23,752,927

Commitments and contingencies                                                                          --

Stockholders' equity:
    Preferred stock, $.001 par value, 10,000,000 shares authorized,
        none issued and outstanding                                                                    --
    Common stock, $.001 par value, 100,000,000 shares authorized,
        27,972,276 issued and outstanding                                                          27,972
    Additional paid-in capital                                                                 28,627,215
    Accumulated deficit                                                                        (7,123,259)
                                                                                           --------------

        Total stockholders' equity                                                             21,531,928
                                                                                           --------------

        Total liabilities and stockholders' equity                                         $   45,284,855
                                                                                           ==============


                                 See accompanying notes to financial statements

                                                       2

                          MID-POWER SERVICE CORPORATION
                 Unaudited Consolidated Statement of Operations

                                                                              For the Three Months
                                                                              Ended September 30,
                                                                         -------------------------------
                                                                             2002              2001
                                                                         ------------       ------------
Revenues                                                                 $    112,275       $         --
                                                                         ------------       ------------
Costs and expenses
    Production expenses                                                        57,854             40,695
    Exploration costs                                                         757,647            107,437
    General and administrative                                                960,879            235,966
    Research and development                                                  213,450                 --
                                                                         ------------       ------------
        Total costs and expenses                                            1,989,830            384,098
                                                                         ------------       ------------
    Loss from operations                                                   (1,877,555)          (384,098)
                                                                         ------------       ------------
Other income (expense):
    Minority interest in net loss of subsidiary                                    --             35,668
    Interest income                                                            38,676             35,599
    Interest expense                                                         (231,849)            (9,829)
                                                                         ------------       ------------
        Total other (expense) income                                         (193,173)            61,438
                                                                         ------------       ------------
Net loss before income taxes                                               (2,070,728)          (322,660)

Provision for income taxes -
  Deferred tax benefit                                                        772,000                 --
                                                                         ------------       ------------

Net loss                                                                 $ (1,298,728)      $   (322,660)
                                                                         ============       ============

Net loss per share - basic and diluted                                   $      (0.05)      $      (0.05)
                                                                         ============       ============

Weighted average shares outstanding -
  basic and diluted                                                        27,972,000          6,800,244
                                                                         ============       ============


                              See accompanying notes to financial statements

                                                     3

                                  MID-POWER SERVICE CORPORATION
                          Unaudited Consolidated Statement of Cashflows

                                                                                   For the Three Months
                                                                                    Ended September 30,
                                                                                    2002            2001
                                                                               -------------    ------------
Cash flows from operating activities:
    Net loss                                                                   $  (1,298,728)   $   (322,660)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and depletion                                                    28,954           2,664
        Minority interest in loss of subsidiary                                                      (35,668)
        Write-off of notes receivable                                                328,575              --
         Deferred tax benefit                                                       (772,000)
        Changes in operating assets and liabilities
         Receivables                                                                 (78,960)        (92,168)
         Prepaids and other assets                                                  (157,744)             --
         Accounts payable                                                            217,262         196,535
         Accrued liabilities                                                         238,276          53,972
                                                                               -------------    ------------
           Net cash used in operating activities                                  (1,494,365)       (197,325)
                                                                               -------------    ------------
Cash flows from investing activities:
    Advances for notes receivable                                                    (44,098)             --
    Payments on note receivable                                                      350,000
    Sale of (purchase of) investment                                                      --        (150,000)
    Purchase of property and equipment                                               (26,199)        (47,021)
    Purchase of oil and gas property                                              (2,333,025)       (683,301)
                                                                               -------------    ------------
           Net cash used in investing activities                                  (2,053,322)       (880,322)
                                                                               -------------    ------------
Cash flows from financing activities:
    Proceeds from long-term debt                                                   3,083,029              --
    Principal payments on long-term debt                                             (20,609)     (1,007,600)
                                                                               -------------    ------------
           Net cash provided by (used in) financing activities                     3,062,420      (1,007,600)
                                                                               -------------    ------------
           Net (decrease) increase in cash and cash equivalents                     (485,267)     (2,085,247)

Cash and cash equivalents at beginning of period                                     639,540       5,481,771
                                                                               -------------    ------------
Cash and cash equivalents at end of period                                     $     154,273    $  3,396,524
                                                                               =============    ============



                               See accompanying notes to financial statements

                                                     4

                          MID-POWER SERVICE CORPORATION
            Notes to the Condensed Consolidated Financial Statements
                                   (Unaudited)


Note 1:           Basis of Presentation

         The consolidated financial statements and these notes to the consolidated financial statements are condensed and should be read in conjunction with the Company's annual report on Form 10-KSB for the year ended June 30, 2002.

         The financial information contained herein is unaudited but, in the opinion of the management of Mid-Power Service Corporation, includes all adjustments (consisting of normal reoccurring accruals) that the Company considers necessary for a fair presentation of the results of operations for the periods indicated. The results for the three-month period ended September 30, 2002 and 2001, are not necessarily indicative of the results to be expected for the full year.

         The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all footnotes and certain financial presentations necessary for a fair presentation of financial position and results of operations in conformity with general accepted accounting principles.

Note 2:           Related-Party Notes Payable and Other Transactions

         New Notes

         The Company has notes payable and accrued interest to SCRS Investors, LLC, an 86% controlled entity of an officer of the Company in the amount of $4,372,968 of which $63,600 is accrued interest. New loans for the quarter ending September 30, 2002 were $3,083,029 of which $1,350,000 is due April 30, 2003.

         The Company has notes payable and accrued interest to Edward Mike Davis, majority stockholder of the Company in the amount of $10,183,333, of which $183,333 is accrued interest.

         Colorado and Wyoming Venture Agreements

         The Company executed agreements with Edward Mike Davis in September and October 2002 to earn a 35% working interest, equivalent to a 28% net revenue interest in oil and gas ventures in Washington County, Colorado and Laramie County, Wyoming. The Company provided the initial $1,300,000 of which $800,000 was advanced to the Wyoming venture and $500,000 to the Colorado venture. The funds advanced are to acquire leases and to gather geologic information on the venture prospects with any funds remaining to be applied to the drilling of the first well. The Company can continue to earn a 35% working interest in the separate Colorado and Wyoming prospects on well-by-well basis for as long as the Company continues to bear 100% of the drilling and completion costs for successive well.

         The Company has entered into to a loan commitment from SCRS Investors to provide up to $1,700,000 for the Colorado and Wyoming ventures, of which $1,300,000 had been advanced at September 30, 2002. The funds provided by SCRS Investors will be repayable with interest at 9% and due April, 2003.

         The Company believed that its performance under these agreements was conditioned on completion of its funding arrangements and its determination of whether to take the agreements within the Company and seek outside funding or to place the agreements directly in the name of its funding partner, subject to the right to obtain a reversionary interest.

Note 3            Supplemental Cash Flow Information

         Operations reflect actual amounts paid for interest and income taxes as follows:

                                                    2002            2001
                                                    ----            ----

         Interest                                 $6,944          $9,829

         Income taxes                                 --              --

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Notice Regarding Forward-Looking Statements

         This report contains forward-looking statements. The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee" and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of our business, lending activities, relationship with customers, and development in the oil and gas industry. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

Results of Operations

     Three Months Ended September 30, 2002,
     as compared with Three Months Ended September 30, 2001

         During the quarter ended September 30, 2002, we had revenues of approximately $112,000 from the sale of oil and gas from our California producing properties. During the quarter ended September 30, 2001, we had no revenues. We incurred total costs and expenses of approximately $2 million during the quarter ended September 30, 2002, including $961,000 in general and administrative expenses, of which approximately $328,000 is a bad debt write-off on a loan receivable, $758,000 in exploration costs, and $58,000 in production expenses, for a loss from operations of approximately $1,877,000. This loss from operations represents an increase of approximately $1,493,000.

         We recognized net other expense of $193,000 in the quarter ended September 30, 2002, as compared to net other income of $61,000 in the quarter ended September 30, 2001, resulting from interest earned on net proceeds received from the sale of equity securities. The majority of interest expense relates to the purchase of the Clear Creek property.

         For the three months ended September 30, 2001, income consisted entirely of interest income on our funds as limited operations began. As a result, due to the implementation of our new business plan and the need for new office space, costs and expenses consisted of general and administrative costs of rent, insurance, office expenses, salaries for employees, consultant fees, as well as accounting, legal and other professional fees.

         In addition, as of September 30, 2001, we had acquired long-term debt resulting from the acquisition of a fixed asset in our subsidiary, MaxCo Oil.

Liquidity and Capital Resources

         Our liquidity position is less at September 30, 2002, as compared to June 30, 2002, and is reflected by a $4,227,454 decrease in working capital. The working capital deficit is the result of a net decrease of $485,267 in cash on hand and a net increase of $3,070,977 in the current portion of long-term debt and related-party notes payable. As of September 30, 2002, we had current assets of $454,159 and current liabilities of $14,012,127, including $10.0 million on our note payable to Edward Mike Davis due into escrow on December 2002.

         We have not established any source of funding except for our credit facility with SCRS Investors. Under this credit facility, we can draw up to $20.0 million to pay the $10.0 million due Edward Mike Davis on December 2002 and provide $10.0 million for exploration of the Clear Creek property and other activities. SCRS Investors has informed us that it does not have the cash or cash items available at this time and has provided us with no assurances that it will have funds available to us if, as we plan, we attempt to draw $10.0 million in December 2002 for a payment into escrow to Edward Mike Davis for the purchase of the Clear Creek property and/or an additional $10.0 million in 2003 for exploration and other activities. Accordingly, we cannot assure that SCRS Investors will be able to provide the funds committed under the credit facility. If SCRS Investors is unable to provide such funds as agreed, we will be forced to attempt to secure alternate financing, and we cannot assure that we will be able to do so on terms favorable to us, or at all, particularly in view of the restrictions in our agreement with Edward Mike Davis on our ability to issue additional shares to obtain equity. In view of the foregoing, we have initiated discussions with Edward Mike Davis to obtain extended payment terms and facilitate our efforts to obtain additional equity capital. We cannot assure that these efforts will be successful.

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

Future Operations

         We have initial capital to implement our plan to generate and trade electrical power, to develop energy-related technologies, and to acquire oil and gas fuel for power generation through exploration, development or acquisitions. Additional funds will be required to operate the power generation projects and fuel projects. We plan to seek debt or other project financing for specific power-generation projects and fuel acquisitions. However, at this time, there are no such commitments for any future financings.


                         ITEM 3. CONTROLS AND PROCEDURES

         We maintain a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of our consolidated financial statements and other disclosures included in this report. Our board of directors provides oversight to our financial reporting process.

         Within the 90-day period prior to the date of this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information relating to Mid-Power Service Corporation required to be included in this quarterly report on Form 10-QSB.

         There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date that we carried out our evaluation and there have been no corrective actions regarding significant deficiencies or material weaknesses.

                                     PART II
                                OTHER INFORMATION

                            ITEM 5. OTHER INFORMATION

         We executed agreements with Edward Mike Davis in September and October 2002 to earn a 35% working interest, equivalent to a 28% net revenue interest in oil and gas ventures in Washington County, Colorado and Laramie County, Wyoming. We provided the initial $1,300,000 of which $800,000 was advanced to the Wyoming venture and $500,000 to the Colorado venture. The funds advanced are to acquire leases and to gather geologic information on the venture prospects with any funds remaining to be applied to the drilling of the first well. We can continue to earn a 35% working interest in the separate Colorado and Wyoming prospects on well-by-well basis for as long as we continue to bear 100% of the drilling and completion costs for successive well.

         We have entered into to a loan commitment from SCRS Investors to provide up to $1,700,000 for the Colorado and Wyoming ventures, of which $1,300,000 had been advanced at September 30, 2002. The funds provided by SCRS Investors will be repayable with interest at 9% and due April 2003.

         We believed that our performance under these agreements was conditioned on completion of our funding arrangements and our determination of whether to take the agreements within the Company and seek outside funding or to place the agreements directly in the name of its funding partner, subject to the right to obtain a reversionary interest.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------
   Item 10                  Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------
    10.01          10       Colorado Venture Agreement of Mid-Power Resource Corporation and    This filing
                            Edward Mike Davis and/or his Designees dated September 24, 2002
    10.02          10       Wyoming Venture Agreement of Mid-Power Resource Corporation and     This filing
                            Edward Mike Davis and/or his Designees dated September 24, 2002
    10.03          10       SCRS Investors, LLC/Mid-Power Service Loan Terms entered October    This filing
                            31, 2002

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


         (b) Reports on Form 8-K. During the quarter ended September 30, 2002, we filed the following:

          Report            Date of Event Reported                 Item Reported
          ------            ----------------------                 -------------
        Form 8-K                      08/01/02             Item 5. Other Events
                                                           Item 7. Financial Statements and Exhibits
        Form 8-K/A                    06/14/02             Item 7. Financial Statements and Exhibits
        Form 8-K/A                    06/14/02             Item 7. Financial Statements and Exhibits

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MID-POWER SERVICE CORPORATION


Date: November 19, 2002                 By  /s/ James W. Scott
                                           -------------------------------------
                                           James W. Scott
                                           President and Chief Executive Officer


Date: November 19, 2002                 By  /s/ Kenneth M. Emter
                                           -------------------------------------
                                           Kenneth M. Emter
                                           Secretary and Chief Financial Officer

                                  CERTIFICATION

         I, James W. Scott, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Mid-Power Service Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ James W. Scott
----------------------------------
James W. Scott
Principal Executive Officer

                                  CERTIFICATION

         I, Kenneth M. Emter, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Mid-Power Service Corporation;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Kenneth M. Emter
-------------------------------------
Kenneth M. Emter
Principal Financial Officer