Form 10QSB/A
period 2002-09-30
MID POWER SERVICE CORP
filed 2002-12-19
CIK 725395

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A
                                (Amendment No. 1)


                             QUARTERLY REPORT UNDER
           SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


                        Commission File Number 2-85602-D


                          Mid-Power Service Corporation
        (Exact name of small business issuer as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   87-0398403
                      (I.R.S. Employer Identification No.)

         3800 Howard Hughes Parkway, Suite 860A, Las Vegas, Nevada 89109
                    (Address of principal executive offices)

                                  702-214-3615
                           (Issuer's telephone number)

                                       n/a
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

         Colorado and Wyoming Venture Agreements


         The Company executed agreements with Edward Mike Davis in September and October 2002 to earn a 35% working interest, equivalent to a 28% net revenue interest in oil and gas ventures in Washington County, Colorado and Laramie County, Wyoming. The Company advanced $800,000 to the Wyoming venture and $500,000 to the Colorado venture. The Company obtained the initial $1,300,000 advanced to these ventures by consenting to the transfer of $550,000 from funds previously deposited by the Company to fund activities on the Arbuckle gas field in Colusa County, California, which is another venture with Edward Mike Davis, and borrowing $750,000 from SCRS Investors as noted below. The funds advanced are to acquire leases and to gather geologic information on the venture prospects with any funds remaining to be applied to the drilling of the first well. The Company can continue to earn a 35% working interest in the separate Colorado and Wyoming prospects on well-by-well basis for as long as the Company continues to bear 100% of the drilling and completion costs for successive well.

         The Company has entered into to a loan commitment from SCRS Investors to provide up to $1,700,000 for the Colorado and Wyoming ventures, of which $750,000 had been advanced at September 30, 2002. The funds provided by SCRS Investors will be repayable, with interest at 9%, in April 2003.

         The Company believed that its performance under these agreements was conditioned on completion of its funding arrangements and its determination of whether to take the agreements within the Company and seek outside funding or to place the agreements directly in the name of its funding partner, subject to the right to obtain a reversionary interest.

Note 3:  Supplemental Cash Flow Information

         Operations reflect actual amounts paid for interest and income taxes as follows:

                                                    2002               2001
                                                    ----               ----
         Interest                                 $6,944             $9,829

         Income taxes                                 --                 --


Note 4:  Subsequent Events

         Payment Due December 10, 2002

         The Company did not deposit $10,000,000 into escrow on December 10, 2002, as required by the terms of the promissory note issued to Edward Mike Davis in connection with the June 2002 acquisition of the Clear Creek property, which was effected by merging the Company's wholly-owned subsidiary into Red Star, Inc., which then owned the Clear Creek property. Pursuant to the note, the Company was required to deposit the $10,000,000 into escrow by December 10, 2002, so that the escrowed amount could be delivered to Mr. Davis on January 3, 2003.

         At the time of executing the note, the Company executed and delivered to Mr. Davis a judgment by confession. The judgment by confession provides that, in the event the $10,000,000, together with interest as calculated in accordance with the note, due Mr. Davis is not received by him on or before January 3, 2003, Davis shall be entitled to obtain a judgment by confession against the Company and to proceed to seek satisfaction of the judgment as provided by law.

         Colorado and Wyoming Ventures

         The Company executed agreements with Edward Mike Davis in September and October 2002 to earn a 35% working interest, equivalent to a 28% net revenue interest, in oil and gas ventures in Washington County, Colorado, and Laramie County, Wyoming. Recently, Mr. Davis has asserted that the Company is in default on the Colorado and Wyoming venture agreements based on a claimed failure to provide required funding and that such defaults result in a forfeiture of the Company's rights under those agreements. The Company disagrees with the positions asserted by Mr. Davis.

         Clear Creek Property Impairment

         The Company periodically assesses oil and gas properties that are individually significant for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Based on recent information about the status and potential of the Company's Clear Creek property, the Company has determined that its current carrying value may not be recoverable. The Company is in the process of evaluating the fair value of the Clear Creek property. If it is determined that the property is impaired, the Company will record such impairment at that time.

                                     PART II
                                OTHER INFORMATION

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

         As of September 30, 2002, we had not established any source of funding except for our credit facility with SCRS Investors. Under this credit facility, we can draw up to $20.0 million to pay the $10.0 million due Edward Mike Davis on December 2002 and provide $10.0 million for exploration of the Clear Creek property and other activities. SCRS Investors had informed us that it did not have the cash or cash items available and provided us with no assurances that it will have funds available to us if, as we plan, we attempt to draw $10.0 million in December 2002 for a payment into escrow to Edward Mike Davis for the purchase of the Clear Creek property and/or an additional $10.0 million in 2003 for exploration and other activities. We did not deposit $10,000,000 into escrow on December 10, 2002, as required by the terms of the promissory note issued to Edward Mike Davis in connection with the June 2002 acquisition of the Clear Creek property, which was effected by merging our wholly-owned subsidiary into Red Star, Inc., which then owned the Clear Creek property. Pursuant to the note, we were required to deposit the $10,000,000 into escrow by December 10, 2002, so that the escrowed amount could be delivered to Mr. Davis on January 3, 2003.

         At the time of executing the note, we executed and delivered to Mr. Davis a judgment by confession. The judgment by confession provides that, in the event the $10,000,000, together with interest as calculated in accordance with the note, due Mr. Davis is not received by him on or before January 3, 2003, Davis shall be entitled to obtain a judgment by confession against us and to proceed to seek satisfaction of the judgment as provided by law.


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


                            ITEM 5. OTHER INFORMATION


         We executed agreements with Edward Mike Davis in September and October 2002 to earn a 35% working interest, equivalent to a 28% net revenue interest in oil and gas ventures in Washington County, Colorado, and Laramie County, Wyoming. We advanced $800,000 to the Wyoming venture and $500,000 to the Colorado venture. We obtained the initial $1,300,000 advanced to these ventures by consenting to the transfer of $550,000 from funds previously deposited by us to fund activities on the Arbuckle gas field in Colusa County, California, which is another venture with Edward Mike Davis, and borrowing $750,000 from SCRS Investors as noted below. The funds advanced are to acquire leases and to gather geologic information on the venture prospects with any funds remaining to be applied to the drilling of the first well. We can continue to earn a 35% working interest in the separate Colorado and Wyoming prospects on well-by-well basis for as long as we continue to bear 100% of the drilling and completion costs for successive well.

         We have entered into to a loan commitment from SCRS Investors to provide up to $1,700,000 for the Colorado and Wyoming ventures, of which $750,000 had been advanced at September 30, 2002. The funds provided by SCRS Investors will be repayable, with interest at 9%, in April 2003.


         We believed that our performance under these agreements was conditioned on completion of our funding arrangements and our determination of whether to take the agreements within the Company and seek outside funding or to place the agreements directly in the name of its funding partner, subject to the right to obtain a reversionary interest.


         Recently, Mr. Davis has asserted that we are in default on our Colorado and Wyoming venture agreements based on a claimed failure to provide required funding and that such defaults result in a forfeiture of our rights under those agreements. We disagree with the positions asserted by Mr. Davis.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits:

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------
   Item 10                  Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------

    10.01          10       Colorado Venture Agreement of Mid-Power Resource Corporation and    Initial filing
                            Edward Mike Davis and/or his Designees dated September 24, 2002
    10.02          10       Wyoming Venture Agreement of Mid-Power Resource Corporation and     Initial filing
                            Edward Mike Davis and/or his Designees dated September 24, 2002
    10.03          10       SCRS Investors, LLC/Mid-Power Service Loan Terms entered October    Initial filing
                            31, 2002

   Item 99                  Miscellaneous
-------------- ------------ ------------------------------------------------------------------- -------------------
    99.01          99       Certification Pursuant to 18 U.S.C. Section 1350, as Adopted        This filing
                            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief
                            Executive Officer and Chief Financial Officer)


         (b) Reports on Form 8-K. During the quarter ended September 30, 2002, we filed the following:

                          Date of
          Report      Event Reported        Item Reported
          ------      --------------        -------------
         Form 8-K        08/01/02      Item 5. Other Events
                                       Item 7. Financial Statements and Exhibits
         Form 8-K/A      06/14/02      Item 7. Financial Statements and Exhibits
         Form 8-K/A      06/14/02      Item 7. Financial Statements and Exhibits

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MID-POWER SERVICE CORPORATION



Date:  December 19, 2002              By   /s/ James W. Scott
                                          --------------------------------------
                                           James W. Scott, President
                                           Chief Executive Officer and Principal
                                           Financial Officer

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

Date: December 19, 2002


/s/ James W. Scott
-------------------------------
James W. Scott, President
Principal Executive Officer
Principal Financial Officer