Form 10KSB
period 2006-06-30
CALDERA CORP\
filed 2008-01-24
CIK 725395

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

Commission File Number 002-85602-D

CALDERA CORPORATION
(Name of small business issuer in its charter)

Nevada	88-0478633
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

8290 West Sahara Avenue, Suite 186 Las Vegas, Nevada	89117
(Address of principal executive offices)	(Zip Code)

702-838-0716
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act: None
(Title of Class)

Mid-Power Service Corporation
(Former name or former address, if changed since last report)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

State issuer’s revenues for its most recent fiscal year. $688,263

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of January 17, 2008, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $4,877.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of January 17, 2008, issuer had 10,840,468 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format: Yes  ☐  No  ☒

i

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

This report contains statements about the future, sometimes referred to as “forward-looking” statements. Forward-looking statements are typically identified by the use of the words “believe,” “may,” “should,” “expect,” “anticipate,” “estimate,” “project,” “propose,” “plan,” “intend” and similar words and expressions. Statements that describe our future strategic plans, goals, or objectives are also forward-looking statements. We intend that the forward-looking statements will be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.

Readers of this document are cautioned that any forward-looking statements, including those regarding us or our management’s current beliefs, expectations, anticipations, estimations, projections, proposals, plans or intentions, are not guarantees of future performance or results of events and involve risks and uncertainties, such as:

o	our ability to identify and acquire new exploration and development opportunities;

o	the future results of drilling individual wells and other exploration and development activities;

o	our future ability to retain existing or attract new industry or financial partners to share the costs of exploration, exploitation, development and acquisition activities; and

o	the prices at which we may be able to sell gas, oil, or electrical power.

The forward-looking information is based on present circumstances and on our predictions respecting events that have not occurred, that may not occur, or that may occur with different consequences from those now assumed or anticipated. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors. The forward-looking statements included in this document are made only as of the date of this document.

PART I

ITEMS 1 AND 2. DESCRIPTION OF BUSINESS AND PROPERTY

Introduction and History

We were incorporated as Caplan Corporation under the laws of the state of Delaware on July 5, 1983. We changed our name from Caplan Corporation to Mid-Power Service Corporation in March 2001, and changed our corporate domicile to Nevada through a merger with a corporate subsidiary in December 2001. In 1999 and 2000, our activities were limited to maintaining an interest in 3,825 acres of leased and permitted lands in Texas for the exploration and possible mining, production, and sale of bentonite, zeolite, and other nonferrous minerals. In March 2000, we discontinued operations in this business segment and thereafter were inactive with no material assets until the change in management and control and infusion of additional equity during the year ended June 30, 2001, as discussed below. On February 5, 2007, we changed our name from Mid-Power Service Corporation to Caldera Corporation and our wholly-owned subsidiary, Mid-Power Resource Corporation, changed its name to Caldera P & G (collectively, “Caldera” or the “Company”).

We are currently implementing a plan to acquire gas and oil properties for exploration and development and to develop energy-related technologies. We initiated this plan following the acquisition of a controlling interest by a new group of stockholders, the infusion of more than $5,500,000 of equity, and the appointment of new directors during the year ended June 30, 2001. We are currently focusing principally on the exploration and development of gas and oil by initiating exploration of acquired property interests and by participating in exploration projects sponsored by others.

On June 14, 2002, we completed our acquisition under a May 10, 2002, option agreement of gas and oil leases on approximately 17,197 gross acres comprising the Clear Creek Unit in Carbon and Emery Counties, Utah. The Clear Creek field was originally discovered and developed during the mid-1950s, and approximately 136 billion cubic feet of gas had been produced from the field by the mid-1970s. To acquire these properties, we paid $5,500,000 in cash, agreed to pay $10,000,000 into escrow in December 2002, and issued 17,125,365 shares of the Company’s common stock to Edward Mike Davis, who as a result owned approximately 61.2% of our issued and outstanding stock.

In order to fund this acquisition, we entered into a loan agreement with SCRS Investors, LLC (“SCRS Investors”), a related entity, under which we could borrow up to $25,500,000 to complete the acquisition and to engage in initial exploration and development activities on the Clear Creek field. The loan was secured by encumbrances on the assets acquired. The loan was repayable over ten years, commenced on December 31, 2003, and is convertible into common stock at $1.50 per share, subject to certain limitations; however, no conversions have occurred to date. James (Jim) W. Scott, our president, chief executive officer and a director, is approximately a 47% equity owner of SCRS Investors, which is also a stockholder of the Company. Accordingly, this transaction was not the result of arm’s-length negotiations.

            On January 24, 2003, we and our wholly owned subsidiary filed petitions in the United States Bankruptcy Court for the District of Nevada in Las Vegas seeking protection under Chapter 11 of the Bankruptcy Code. These Chapter 11 petitions were filed following the termination of settlement negotiations with Mr. Davis and prior to expiration of the temporary restraining order and the hearing on our motion for a preliminary injunction in the pending action initiated by us against Mr. Davis. That state court action, initiated by us in December 2002, included causes of action for fraud, breach of warranty, and conversion associated with our acquisition of the Clear Creek, Utah property and additional claims related to Colorado and Wyoming oil and gas ventures with Mr. Davis. Mr. Davis also filed lawsuits in Colorado and Wyoming against us respecting those ventures. The filing of the Chapter 11 petitions automatically stayed further proceedings in the pending Nevada, Colorado, and Wyoming lawsuits. At the time, Mr. Davis was our single largest unsecured creditor and owned approximately 61.2% of our outstanding common stock.

On March 19, 2003, we entered into a settlement agreement with Mr. Davis that resulted in resolution of all disputes between both parties. As a result of the settlement agreement, Mr. Davis returned to us for cancellation all of his 17,125,365 shares of our common stock; cancelled our $10,000,000 promissory note, including all accrued interest, fees and charges; disclaimed any interest in the Lakeside Prospect in Louisiana; and reduced his overriding royalty interest in the Clear Creek property from approximately 7.8% to 3%, which was assigned to a third party. We agreed to terminate any interest in the Colorado, Wyoming, North Dakota, Montana and Colusa County, California ventures; issued options to purchase 1,000,000 shares of our common stock at the price of $2.00 per share to certain third parties designated by Mr. Davis (which expired unexercised on December 31, 2004); and transferred ownership of two gas generators and a work-over rig to Mr. Davis. We recorded a gain on extinguishment of debt of approximately $11,470,000.

On September 24, 2003, the judge in the United States Bankruptcy Court for the District of Nevada signed an order approving our settlement with the unsecured creditors and dismissed the Chapter 11 bankruptcy actions. To fund the settlement with our creditors, we borrowed $384,898 from SCRS Investors, which is a 47%-controlled entity of our president and a stockholder of the Company. The loan is unsecured, bears interest at the rate of 8% per annum, and is payable on demand.

In February 2005, we entered into a farmout with Marion Energy, Inc. (“Marion Energy”) for the Clear Creek Unit. Marion Energy agreed to spend $5,000,000 a year for four years on the Clear Creek Unit, including $5,000,000 to carry our share of the program.

On September 14, 2006, we sold the Clear Creek Unit to Marion Energy in exchange for a 12.5% net profits interest, $1,000,000 in cash, 13,100,000 shares of Marion Energy’s stock, which is traded on the Australian Stock Exchange, or ASX, and options to purchase an additional 5,000,000 shares of Marion Energy’s stock with an exercise price of AU$0.40 per share. The agreement provides for us to receive options to purchase up to an additional 8,000,000 shares of Marion Energy’s stock at AU$0.80 per share in the event Marion Energy discovers certain threshold levels of proved and probable hydrocarbon reserves. No options have been received to date. On the closing date, the closing price for Marion Energy’s ordinary shares on the ASX was AU$0.84 per share.

Through our subsidiary, Sunray Petroleum, Inc. (“Sunray”), we continue to engage in the exploration and development of oil and gas in Kern County, California. Sunray, a Nevada corporation, is a wholly owned subsidiary of Caldera P & G, formerly known as Mid-Power Resource Corporation, with operations in Bakersfield, California. Since 2001, Sunray has been acquiring additional leases bringing its well count to 128 wells. Of those 128 wells, 36 are currently considered active and producing wells. Sunray has acquired several new nonproducing leases as well and, currently, focuses on obtaining additional oil and gas properties in Kern County and the surrounding areas that have oil and gas potential as well as real estate development potential.

We also own certain leases in Cameron Parish, Louisiana. Although we are not currently involved in any activities there, we previously entered into a farmout agreement with Denbury Resources, Inc. (“Denbury”). The initial well drilled by Denbury was believed to be a success; however, our last report from Denbury indicates that the well was shut in with no date set for workover.

Unless the context indicates otherwise, when used in this document, the terms “we,” “our” and “us” refer to Caldera (formerly known as Mid-Power Service Corporation) as well as our wholly owned subsidiaries: Caldera P & G (formerly known as Mid-Power Resource Corporation), a Nevada corporation, which holds our Clear Creek, Utah, and Lakeside, Louisiana, properties, and Sunray (formerly known as MaxCo Oil Co., Inc. (“MaxCo”)), a Nevada corporation, which owns our Kern County, California property. We also own Emergency Power Systems, LLC, a Nevada limited liability company, and a 50% interest in S-C Engines, LLC, a Nevada limited liability company, neither of which has conducted activities, and, through Sunray, a 65% interest in Kern Landmark, LLC (“Kern Landmark”), which is currently inactive. On April 12, 2004, and April 20, 2004, we dissolved Wind Associates, Inc. and Mid-Power Energy Trading, LLC, respectively, neither of which materialized into our plan.

Our executive offices are located at 8290 West Sahara Avenue, Suite 186, Las Vegas, Nevada 89117. Our telephone number is (702) 838-0716, and our facsimile number is (702) 838-5087.

We use various terms in this document that are common in the gas and oil and energy industries but that may not be familiar to all investors. This document contains a glossary of certain of these industry terms beginning on page 11.

Gas and Oil Activities

Since June 30, 2001, we have acquired minimal proved reserves and undeveloped and unproved gas and oil interests, including some interests with only nominal, noncommercial production. We have undertaken evaluation of these acquired gas and oil interests and are drilling or conducting other exploration or are reworking existing wells. We have minimal production and only minimal proved reserves.

Clear Creek, Utah Property

We currently hold a 12.5% net profits interest in the Clear Creek Unit in Carbon and Emery Counties, Utah. Additionally, we own 13,100,000 shares of common stock and options to purchase an additional 5,000,000 shares of common stock of Marion Energy, which purchased the Clear Creek Unit from us in September 2006. If Marion Energy discovers certain threshold levels of proved and probable hydrocarbons reserves, we can receive options to purchase up to an additional 8,000,000 shares of Marion Energy’s stock.

The Clear Creek field was discovered in 1951 and developed during the mid-1950s. A total of 20 wells were drilled, 17 of which were completed for production and three of which were dry holes. By the mid-1970s, all but one well in the field had been abandoned as noncommercial, apparently because of collapsed holes, excessive water production, or low gas volume. One of the wells, the Utah Fuels No. 8, has produced noncommercial quantities in order to maintain the leases in the approved unit. To date, approximately 136 billion cubic feet of gas have been produced from the field. The gas gathering and transmission system used to transport and market previous production remains in place.

Marion Energy is engaged in an active drilling program on the Clear Creek Unit.

Lakeside Prospect, Cameron Parish, Louisiana

On August 1, 2002, we agreed to provide approximately $1,000,000 in funding for an initial test well drilled to test the Marg. Howei Sand formation at a target depth of approximately 16,300 feet by Petrogulf Corporation, Denver, Colorado, as operator, in the Lakeside Prospect in Cameron Parish, Louisiana.

We agreed to pay approximately $1,000,000 to participate in the prospect and the prospect well for a 25% working interest in the well and the approximately 606 gross acre prospect. The earned 25% working interest equated to a 16.125% working interest (11.77% net revenue interest) retained by us and an 8.875% working interest (6.48% net revenue interest) received by Edward Mike Davis, a former principal stockholder, who brought the prospect to us.

In September 2002, Petrogulf tendered its resignation as operator of the well, as a result of its determination that the well was not capable of producing commercial quantities of hydrocarbons. To avoid shutdown of all operations, we elected to take over as operator of the well immediately following proper documentation with the State of Louisiana and assume the entire obligation to attempt to test and complete the well. We agreed to pay 100% of all costs incurred. Subject to certain conditions, the former participants agreed to assign all rights, title, and interest to all oil and gas leases in the Lakeside Prospect to us, with the exception of a 10% working interest held by Petrogulf and a 40% working interest retained by Petrogulf in a 180-acre parcel within the Lakeside Prospect referred to as the Western Lease. As operator, we subsequently determined to plug and abandon the well.

In May 2003, we entered into a farmout agreement with Denbury on certain leases that were part of the 606 gross acre prospect owned by us. Denbury commenced the drilling of the test well at a legal location on the farmout acreage at a minimum depth of 15,800 or to a depth sufficient to adequately test the Marg. Howei 4 Sand without cost, expense, or risk to us. We retained an overriding royalty interest equal to 27%, less the royalties and other overriding royalties reserved by the lessors in the leases, which will convert to a working interest if and when Denbury obtains its determined payout. Our last report from Denbury indicated that the well was shut-in with no schedule for work-over.

Kern County, California

In an effort to obtain a source of fuel for possible future distributed power-generation facilities, in August and December 2001, we purchased in two transactions a total of 100% of the issued and outstanding stock of MaxCo (which we changed to Sunray in March 2002), located in Bakersfield, California, with properties in Kern County, California.

When we acquired the initial 70% of MaxCo, we paid $400,000 in cash, agreed to pay an additional $53,000 within 12 months, entered into employment agreements with MaxCo’s two remaining stockholders, and agreed to issue an aggregate of 450,000 shares of our restricted common stock to those stockholders if MaxCo were able to rework and return to commercial production an agreed number of wells. When we acquired the remaining 30% of MaxCo’s stock, the employment agreement and the right to receive 225,000 shares of our common stock of one of the two MaxCo stockholders were terminated in consideration of $25,000 in cash and certain equipment with a book value of $167,254. The other MaxCo stockholder agreed to terminate his employment agreement and assume the $53,000 to be paid by us in consideration of $40,384 in cash and the right to receive the 225,000 shares of our common stock if the conditions preceding are met. However, on February 12, 2007, our board of directors unanimously agreed that such conditions had not been satisfied and approved the cancellation of the right to receive such shares. The second MaxCo stockholder was sent written notification of this decision on February 13, 2007. Accordingly, no shares of our common stock have been issued nor do we anticipate issuing any shares under this agreement.

            As a result of this acquisition, we acquired leases to the gas and oil rights on 1,833 gross and net acres, equivalent to an 84% net revenue interest, which included over 50 wells at depths between 550 to 6,300 feet, of which one contains small reserves and the balance of which currently produces small, noncommercial quantities. Based on the current level of oil prices, we believe that we may be able to rework some of the shut-in wells for production. In addition, we believe that some of these wells can be reworked to produce gas in sufficient amounts.

Sunray now has 36 producing wells and has acquired several new nonproducing leases.

Sales to Well Pro

In June 2004, Sunray sold an oil and gas lease and a workover production rig to Well Pro, a related party in which an officer and director of the Company holds a controlling interest. Well Pro gave Sunray a promissory note of $100,000 for the lease and a promissory note of $65,000 for the workover production rig. Each note accrued interest at the rate of 8% per annum and was due one year from the date of execution. In May 2005, these notes were repaid by offsetting the amounts due from Well Pro to Sunray against amounts due from Sunray to Well Pro. See Item 12. Certain Relationships and Related Transactions.

Well Pro, in turn, sold the C&L, Crofton Coffee oil and gas lease to an unrelated third party, while Sunray remained the operator of record until the third party was able to apply for and obtain his own reclamation and operators bond through the California Department of Oil and Gas. On May 18, 2007, the third party was able to obtain his bond and Sunray was released from the lease reclamation liability. This reduces the number of idle wells that Sunray is required to report and insure by 18 wells.

Cal-Kern Development, LLC and Cal-Kern II, LLC

In January 2005, Sunray sold the Muir lease in Bakersfield, California to Cal-Kern Development, LLC (“Cal-Kern”). Cal-Kern agreed to pay $4,400,000 for the property with a down payment of $400,000 and a note for $4,000,000, which was paid in full in the fiscal year ended June 30, 2006.

In June 2005, Sunray sold the Spaulding property in Bakersfield, California, to Cal-Kern II, LLC (“Cal-Kern II”). Cal-Kern II agreed to pay $502,653 for the property with a down payment of $385,000 and the assumption of the outstanding note and interest payable to Spaulding in the amount of $117,653. Sunray initially purchased the property for oil development and future real estate development. It was determined that the land was no longer viable for Sunray as an oil development property as a result of problems with transporting the oil.

The sole member of Cal-Kern and Managing Member of Cal-Kern II is Mark T. Davis, our former general counsel, who resigned from his position with Caldera in December 2004 before we entered into the agreement.

Other Transactions

In August 2004, Sunray entered into a purchase contract to purchase 59 acres of land from an unaffiliated third party for future development and oil production. Sunray obtained a loan of approximately $1.0 million for the purchase. With the changing real estate market and Sunray’s unsuccessful attempt to participate in the development of the oil resources, Sunray sold this asset in April 2005 for an assumption of Sunray’s remaining debt on the property. This property was acquired by Kern Landmark and then subsequently sold to Trimco, LLC (“Trimco”). Sunray holds a 65% membership interest in Kern Landmark, which is currently inactive, and Jim Scott is the Manager. Jim Scott and Mark T. Davis are both Managing Members of Trimco.

In October 2004, Sunray purchased certain leases from Bruce Batch d/b/a Alexander Petroleum, an unrelated third party, for $200,000. Under the terms of the agreement, Sunray paid Alexander Petroleum $40,000 in cash and executed a promissory note for $160,000 payable at $7,091.30 per month for 24 months beginning May 1, 2005. Also, in November 2004, Sunray purchased certain leases from Emil Batch d/b/a Sunwest Petroleum, an unrelated third party, for $220,000. Under the terms of the agreement, Sunray paid Sunwest Petroleum $55,000 in cash and executed a promissory note for $165,000 payable at $14,200.96 per month for 12 months beginning May 1, 2005. Sunray made payments through June 1, 2006, to Alexander Petroleum, totaling $83,575.59 and to Sunwest totaling $143,946.26. Only two of the leases included in the purchase agreement have been delivered to Sunray as agreed upon. Sunray is currently engaged in litigation with Alexander Petroleum, Sunwest Petroleum, and the Estate of Emil Batch for performance issues stipulated in the agreements.

Other Opportunities

We continue to review opportunities of which we become aware for possible participation in additional gas and oil exploration, development, or production.

Limited Oil Production and Sales

We had no gas or oil production prior to our acquisition of our Kern County property in 2001 and the Clear Creek field in June 2002. With the exception of 36 wells in Kern County, California, our production is limited and noncommercial, and each of our properties is in the exploration stage. Sunray has been acquiring additional leases, bringing its well count to 128 wells. Of those 128 wells, 55 have the ability to produce and are considered active. Of those 55 active wells, 36 are running and producing at various times. Additionally, Sunray has acquired several new nonproducing leases as well and, currently focuses on obtaining additional oil and gas properties in Kern County and the surrounding areas that have oil and gas potential as well as real estate development potential. While Sunray does not generate a profit from the sale of oil, sales of assets have allowed Sunray to recoup much of its invested capital. With the implementation of a current development plan, we hope to have Sunray producing oil in commercial quantities and generating a profit in the near future.

The following table sets forth our average net daily oil production, average sales price, and average production costs associated with our oil production attributable to our interest in the Kern County property, giving effect to the acquisition of a 70% interest on August 30, 2001, and acquisition of the remaining 30% interest on December 31, 2001, and excluding any nominal production from the Clear Creek property acquired June 14, 2002:

Year Ended June 30, 2006
Producing property data:
Average daily net oil production (barrels)	31
Average sales price per barrel	$52.00
Average production costs per barrel(1)	$85.00

_______________

(1)

Production costs include production costs (water disposal, repairs, maintenance, pumper, transportation, and similar items) and production taxes. Production costs do not include such items as general and administrative costs, depreciation, depletion, state income taxes, or federal income taxes.

We sell oil at posted field prices to one of several purchasers in the Kern County area. For the year ended June 30, 2006, all of our oil sales were to Delta Trading. Posted prices are generally competitive among gas purchasers. We had no commitments for the delivery or sale of gas or oil. In May 2007, we entered into an agreement to sell all of our oil to Big West Oil, LLC.

Wells and Acreage

As of June 30, 2006, we had no producing gas wells and 36 producing oil wells.

The following table sets forth our gross and net acres of undeveloped gas and oil acreage as of June 30, 2006:

	Developed		Undeveloped
	Gross	Net	Gross	Net

Kern County, California	--	--	1,833	1,833

Total	--	--	1,833	1,833

Drilling Activities

As of September 13, 2002, the well in Cameron Parish, Louisiana had reached total depth of 16,275. On that date, Petrogulf tendered its resignation as operator of the well, as a result of its determination that the well was not capable of producing commercial quantities of hydrocarbons. To avoid shutdown of all operations, we elected to take over as operator of the well immediately following proper documentation with the State of Louisiana and assume the entire obligation to attempt to test and complete the well. We agreed to pay 100% of all costs incurred. Subject to certain conditions, the former participants agreed to assign all rights, title, and interest to all oil and gas leases in the Lakeside Prospect to us, with the exception of a 10% working interest held by Petrogulf and a 40% working interest retained by Petrogulf in a 180-acre parcel within the Lakeside Prospect referred to as the Western Lease. As operator, we subsequently determined to plug and abandon the well.

On May 2, 2003, we entered into a farmout agreement with Denbury on certain leases that were part of the 606 gross acre prospect owned by us. Denbury commenced the drilling of the test well at a legal location on the farmout acreage at a minimum depth of 15,800 or to a depth sufficient to adequately test the Marg. Howei 4 Sand without cost, expense, or risk to us. We retained an overriding royalty interest equal to 27%, less the royalties and other overriding royalties reserved by the lessors in the leases, which will convert to a working interest if and when Denbury obtains its determined payout. Our last report from Denbury indicates the well was shut-in with no date set for workover.

The Ridge Runner 13-17 well located in the Clear Creek Unit in Utah was drilled and fracture stimulated in 2003, but was never really tested due to severe winter weather conditions and other obstacles. In September 2005, we successfully completed the Ridge Runner 13-17 well. The well was production tested and flowed 3,100,000 cubic feet per day over an extended testing period.

Drilling Rig and Well Servicing Equipment

As part of the acquisition of our Clear Creek property in August 2002, we also acquired a well service rig, associated oilfield servicing equipment, and two field vehicles. This equipment, with the exception of the two field vehicles, was subsequently transferred back to Edward Mike Davis.

Turbine Engines

On May 24, 2002, we purchased two Model GG4A-7 non-flight, Pratt and Whitney turbine engines for a total of $1,164,000, including the purchase price and commissions. The engines were spare engines that could be deployed within 24 hours for use in 133 megawatt electric generating peaking plants owned by the sellers. The engines had never been used and were never used by us. In June 2005, we sold one of the engines to an unrelated third party for $175,000, receiving $30,000 upon execution of the purchase agreement with $145,000 due within 90 days. In January 2007, we sold the remaining engine to an unrelated party for $45,000 cash.

Governmental Regulation

The exploration for and production of oil in the United States are subject to extensive regulation by both federal and state authorities. The following discussion concerning regulation of the gas and oil industry is necessarily brief and is not intended to constitute a complete discussion of the various statutes, rules, regulations, and governmental orders to which our operations may be subject.

Environmental Regulations

Our operations are subject to comprehensive federal, state, and local laws and regulations governing the storage, use, and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection, all of which may adversely affect our operations and costs of doing business. It is probable that state and federal environmental laws and regulations or their interpretations will become more stringent in the future. There can be no assurance that measures to further regulate the disposal of oil waste may not be adopted. Environmental laws and regulations are frequently changed, so we are unable to predict the ultimate cost of compliance. We do not believe that we will be required in the near future to expend material amounts due to current environmental laws and regulations.

We assumed liability for well plugging and abandonment and well-site restoration costs for any of seven nonproducing gas wells on the Clear Creek property that were not returned to production within five years. We posted with the State of Utah a cash bond of $184,000 as security for this plugging, abandonment, and restoration obligation. Subsequently, Marion Energy assumed this obligation as operator under the terms of a farmout agreement dated February 2005 and the bond was released to us in June 2006 by the State of Utah once Marion Energy had its bond in place.

Sunray is responsible for costs associated with compliance with State of California requirements for the plugging and abandonment of nonproducing wells. We are complying with the abandonment requirements and remain in compliance for all obligations under this program. We cannot assure that Sunray will continue in the future to remain in compliance with the plugging and abandonment obligations. A bond of $250,000 is posted with the State of California as security for the plugging, abandonment, and restoration obligation.

Present and future legislation and regulations could cause additional expenditures, restrictions, and delays in our business, the extent of which cannot be predicted and which may require us to limit substantially, delay or cease operations in some circumstances or subject us to various governmental controls. From time to time, regulatory agencies have proposed or imposed price controls and limitations on production by restricting the rate of flow of gas and oil wells below actual production capacity in order to conserve supplies of gas and oil. Because federal energy and taxation policies are subject to constant revisions, no prediction can be made as to the ultimate effect of such governmental policies and controls on our operations.

State and Local Regulation of Drilling and Production

State regulatory authorities have established rules and regulations requiring permits for drilling, drilling bonds, and reports concerning drilling and producing activities. Such regulations also cover the location of wells, the method of drilling and casing wells, the surface use and restoration of well locations, the plugging and abandoning of wells, the density of well spacing within a given area, and other matters. States in which we have properties also have statutes and regulations governing a number of environmental and conservation matters. We believe we are currently in full compliance with all material provisions of such regulations.

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

Employees and Consultants

We currently have 23 employees, all of whom are employed on a full-time basis. Our employees are not represented by a collective bargaining organization. We consider our relationship with our employees to be satisfactory. We also regularly engage consultants to provide specific professional services, particularly to assist us in our gas and oil exploration and related activities.

Offices and Facilities

Our headquarters at 8290 West Sahara Avenue, Suite 186, Las Vegas, Nevada 89117, are leased on a year-to-year basis.

Competition

All aspects of the energy industry, including gas and oil production, are extremely competitive, and we compete in the search for and acquisition of gas and oil leases and the exploration for gas and oil with firms, including major gas and oil companies, that possess substantially greater financial, technical, and managerial resources than we do. In addition, the sale of gas and oil programs is extremely competitive, and we are at a significant disadvantage in competing with companies that have more extensive operating histories than we do, that benefit from repeat investors, that have their own internal sales forces, and/or that have long-established relationships with brokerage firms.

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

Glossary

The following terms have the indicated meaning when used in this report:

“Carried” or“Carry” refers to an agreement under which one party (carrying party) agrees to pay for all or a specified portion of costs of another party (carried party) on a property in which both parties own a portion of the working interest.

“Field” means an area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic conditions.

“Formation” means an underground geological formation that is the portion of the larger formation that has sufficient porosity and permeability to constitute a reservoir.

“Gross” means, when referring to wells or acres,the total number of acres or wells, as the case may be, in which an interest is owned, either directly or through a subsidiary or other enterprise in which we have an interest.

“Net” means, when referring to wells or acres, the fractional ownership working interests held by us, either directly or through a subsidiary or other enterprise in which we have an interest, multiplied by the gross wells or acres.

“Net revenue interest” means the percentage of revenue due an interest holder in a property, net of royalties and other burdens on the property.

“Proved reserves” means the estimated quantities of crude oil, gas and gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years fromknown reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. “Proved reserves” may be developed or undeveloped.

“Reservoir” means a porous and permeable underground formation containing a natural accumulation of producible gas and/or oil that is confined by impermeable rock or water barriers and that is distinct and separate from other reservoirs.

“Unit” refers to an agreement, established either voluntarily by various lease owners or at the insistence of regulatory authorities, uniting all leases in a field or other common geological or geophysical feature to operate under a cooperative or unit plan. Once the unit is approved, all operations within the unit area are administered as if there were a single lease.

“Working interest” is the interest created by the execution of a gas and oil lease. The owner of 100% working interest has the exclusive right to explore for gas and oil and the obligation to pay 100% of the costs of drilling, completion, and producing any gas or oil discovered.

ITEM 3. LEGAL PROCEEDINGS

On January 17, 2003, we were named as a defendant along with Edward Mike Davis in a lawsuit filed by Thomas Kelly in the Seventh Judicial District Court in and for Carbon County, Utah, regarding the overriding royalty interest of certain wells located within the Clear Creek Unit. Mr. Kelly’s claim was that Mr. Davis had committed fraud in connection with the transfer of an overriding royalty interest. This lawsuit was dismissed in December 2006.

On July 21, 2006, our Sunray subsidiary filed suit in the Superior Court of the State of California, Kern County, Metropolitan Division, against Bruce Batch d/b/a Alexander Petroleum and Emil Batch d/b/a Sunwest Petroleum. Sunray purchased oil and gas leases from the defendants and title to the leases was not delivered to Sunray as required by the agreement. Sunray discontinued payment to the defendants after filing the litigation. Subsequently, a portion of the leases were delivered to Sunray. We have moved for this matter to be consolidated with the Hot Coffee matter described below for arbitration.

On August 3, 2006, our Sunray subsidiary filed suit in the Superior Court of the State of California, Kern County, Metropolitan Division, against Roy and Lynn Kirkorian, seeking specific performance under an agreement that provided for Sunray to acquire 60 acres of land. The parties have settled, subject to an approved parcel map that will facilitate the transfer of the property in question from the defendants to Sunray. We anticipate the closing of this purchase within the next 12 months from the filing date.

On March 14, 2007, Hot Coffee LLC filed suit against our Sunray subsidiary in the Superior Court of the State of California, Kern County, Metropolitan Division, related to the Armstrong lease, which is one of the leases Sunray contracted to purchase as part of the Batch leases. Hot Coffee LLC does not recognize the Batch lease or the transfer to Sunray of the Armstrong lease. We have moved for this matter to be consolidated with the Batch matter described above for arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Appointment of New Directors

On March 2, 2005, Larry Rowland was elected to serve as director until a successor is elected and qualified by majority written consent of our stockholders, with stockholders representing 6,306,667, or approximately 57%, of the 11,071,952 then issued and outstanding shares approving the action. On March 9, 2007, Mark T. Davis was elected to serve as director by majority written consent of our stockholders of the then issued and outstanding shares approving the action.

Amendment to Articles of Incorporation and Approval of Stock Splits

On January 26, 2007, a majority of the stockholders voted in favor of a one-for-100 reverse split of our common stock immediately followed by a 100-for-one forward split of our common stock, with our authorized capital remaining unchanged at each step, with those stockholders holding fewer than 100 of our shares of common stock at the effective time of the reverse split receiving $1.00 for each pre-split share, and with those stockholders holding 100 or more shares of common stock at the effective time of the reverse split not being entitled to receive any cash for their fractional interests resulting from the reverse split because the forward split will reconvert their whole shares and fractional share interests back into the same number of shares of common stock they held before the effective time of the reverse split.

            The board of directors, by its unanimous consent on January 26, 2007, deemed that it was in our best interest to terminate our obligation to file periodic reports with the Securities and Exchange Commission (“SEC”). In order to do so, we needed to have fewer than 300 stockholders of record. Such a reduction in the number of stockholders would also reduce our expenses related to communicating with our stockholders. Accordingly, the board of directors determined that it was in our best interest to effect a one-for-100 reverse split, immediately followed by a 100-for-one forward split and submitted proposals to a majority of the stockholders for approval.

Additionally, the stockholders voted in favor of amending our Articles of Incorporation to change our name to Caldera (Mid-Power Resource Corporation, our wholly-owned subsidiary, changed its name to Caldera P & G.)

The above elections were adopted by majority written consent of our stockholders, with stockholders representing 6,006,667, or approximately 54% of the 11,071,952 then issued and outstanding shares approving the action.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the Pink Sheets since 2002. The trading volume of the common stock is extremely limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices and volumes for the common stock will fluctuate in the future, without regard to our business activities.

The following table sets forth for the fiscal year periods indicated the high and low closing prices for our common stock as quoted under the symbol “CLDE” on the Pink Sheets:

	Low	High

2008:
Third Quarter (through January 17, 2008)	$0.0001	$0.001
Second Quarter	0.01	0.12
First Quarter	0.05	0.12

2007:
Fourth Quarter*	0.05	0.05
Third Quarter	0.05	0.05
Second Quarter	0.15	0.15
First Quarter	0.15	0.15
2006:
Fourth Quarter	0.15	0.15
Third Quarter*	0.15	0.15
Second Quarter*	0.15	0.15
First Quarter	0.15	0.15

	Low	High

2005:
Fourth Quarter	0.15	0.15
Third Quarter	0.15	0.15
Second Quarter	0.10	0.15
First Quarter	0.10	0.10

________________

*	There were no transactions in our common stock reported during these respective quarters.

As of January 17, 2008, we had approximately 240 stockholders of record.

As a result of our name change to Caldera, NASDAQ assigned a new trading symbol on March 5, 2007. The stock is quoted under the symbol CLDE and trades continue to be reported on the Pink Sheets.

Penny Stock Regulations

Our stock is presently regulated as a penny stock and broker-dealers will be subject to regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock. The SEC has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or NASDAQ or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2,000,000 or more net tangible assets or is not listed on a registered national securities exchange or NASDAQ, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

Dividend Policy

We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to reinvest any future earnings to further expand our business.

Transfer Agent

Our stock transfer agent is Computershare Trust Company, N.A., 1745 Gardena, Second Floor, Glendale, California, 91204-2991, telephone number 818-502-1404.

Stock Options and Warrants

As of January 17, 2008, we do not have any stock options or warrants outstanding.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

General

Our primary focus has been the acquisition of oil and gas properties for exploration and development. The largest acquisition to date has been the Clear Creek Unit. Clear Creek is comprised of 17,197 gross acres in Carbon and Emery Counties, Utah. We have also acquired additional properties in Kern County, California, for exploration and development.

In order to implement our plan, we:

•	completed, on June 14, 2002, our acquisition of gas and oil leases on approximately 17,197 gross acres comprising the Clear Creek Unit in Carbon and Emery Counties, Utah, for $5,500,000 in cash;

•	continued conducting well exploration and development in the Clear Creek Unit through the years 2003, 2004 and 2005;

•	entered into a farmout agreement for the Clear Creek Unit with Marion Energy in February 2005; and

•	sold the Clear Creek Unit to Marion Energy and retained a 12.5% net profits interest in September 2006.

We have not earned revenues under our license to trade and generate electric power throughout the United States. While we continue to hold this license, we are not reviewing opportunities in distributed power generation projects or trading.

As of June 30, 2006, we had an accumulated deficit of approximately $36,163,000, substantial recurring losses, and only nominal revenues. Accordingly, the report of our independent registered public accounting firm on our consolidated financial statements as of June 30, 2006, and for the year then ended contains an explanatory paragraph respecting our ability to continue as a going concern.

Results of Operations

During the year ended June 30, 2006, we had revenues of approximately $688,000 from the sale of oil from our California producing properties, while during the preceding fiscal year, we had revenues of approximately $398,000. We incurred total costs and expenses of approximately $2,400,000 during the year ended June 30, 2006, including $1,226,000 in general and administrative expenses, $1,000 in exploration costs, and $1,162,000 in production expenses, for a loss from operations of approximately $1,712,000. The substantial decrease in costs and expenses from the last fiscal year is primarily due to no impairment of oil and gas properties which approximated $26,295,000 in fiscal 2005.

            We recognized total other expenses of $712,000 in the year ended June 30, 2006, related to the interest expense of approximately $877,000 exceeding the gain on sale of assets and interest income in the amount of $165,000. This compares to net other income of $2,832,000 in the year ended June 30, 2005, which primarily relates to the gain on sale of assets of $3,810,000 netted against interest expense of $1,085,000.

Liquidity and Capital Resources

During the year ended June 30, 2006, we relied on cash provided by our operating activities to fund our investing and financing activities. Operating activities provided cash of approximately $2,257,000, principally to fund our debt reduction of $2,196,000, and asset purchases in the amount of $439,000.

Our operating activities included non-cash expenses of approximately $113,000 for depreciation, $79,000 for accretion expense, $284,000 for cash provided from accounts receivable and prepaid expenses and $4,144,000 in cash provided from notes receivable, and $26,000 for decreases in accounts payable and accrued liabilities. Investing activities used cash of $440,000 for the purchase of equipment. Decrease in cash from financing activities was due to a debt reduction of $2,196,000, of which $2,000,000 was for the reduction of debt with SCRS Investors, a related party which is 47% controlled by an officer and director of the Company and this entity is a stockholder of the Company.. At June 30, 2006, we had cash and cash equivalents of approximately $4,000.

As of June 30, 2006, we had current assets of approximately $282,000 and current liabilities of $14,031,000, for a working capital deficit of approximately $13,749,000. We require capital to fund our operating activities, exploration, and development and related activities on our various gas and oil properties. We currently estimate that our operating activities, excluding exploration expenses, require approximately $600,000 in cash per quarter.

In April 2007 we established a new source of funding from All Capital Funding, LLC (“All Capital Funding”), a related party solely owned by Jim Scott, our president, chief executive officer, and a director. Prior to April 2007, our only credit facility was with SCRS Investors.

We have not established any source of funding except for our credit facility with All Capital Funding.

SCRS Investors does not have the cash or cash items available at this time and has provided us with no assurances that it will have funds available to us for continued funding of our activities.

We are currently seeking additional capital from unaffiliated, independent sources.

We may also obtain funds for existing or new gas and oil projects from strategic alliances with other energy or financial partners, including All Capital Funding or other affiliates, which may dilute the interest of our existing stockholders or our interest in the specific project financed. There can be no assurance that additional funds could be obtained or, if obtained, would be on terms favorable to us.

Commitments and Contingencies

We remain responsible for costs associated with compliance with comprehensive federal, state, and local laws and regulations governing the storage, use, and discharge of materials into the environment, the remediation of environmental impacts, and other matters relating to environmental protection. Our subsidiary owning and operating our Clear Creek property assumed liability for well plugging and abandonment and well-site restoration costs for any of seven nonproducing gas wells in the field that were not returned to production within five years. We posted a cash bond of $184,000 with the State of Utah as security for this plugging, abandonment and restoration obligation. Upon the sale of the Clear Creek property, the liabilities associated with well plugging and abandonment and well-site restoration costs were assumed by Marion Energy. As such, the State of Utah released the cash bond in the amount of $184,000 to us in June 2006.

Sunray is responsible for costs associated with compliance with State of California requirements for the plugging and abandonment of nonproducing wells. We are complying with the abandonment requirements and remain in compliance for all obligations under this program. We cannot assure that the subsidiary will continue in the future to remain in compliance with the plugging and abandonment obligations. A bond of $250,000 is posted with the State of California as security for the plugging, abandonment, and restoration obligation.

ITEM 7. FINANCIAL STATEMENTS

Our consolidated financial statements, including the report of independent registered public accounting firm, are included beginning at page F-1 immediately following the signature page of this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the SEC under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported within the time periods specified by the SEC rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of June 30, 2006, pursuant to Rule 13a-15(b) under the Securities Exchange Act. Based upon that evaluation, our Certifying Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were ineffective.

There were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

On February 17, 2005, Michael T. Maloney and Gary G. Lawley resigned from the board of directors. On March 2, 2005, the stockholders, acting by majority written consent, elected Larry Rowland to serve as a director. On March 9, 2007, the stockholders, acting by majority written consent, elected Mark T. Davis to serve as a director.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

Our amended and restated articles of incorporation provide for the election of one-third of our board of directors at each annual meeting of stockholders, with each director to serve until the end of his or her three-year term and until such director’s successor is elected and qualified. Officers are elected and serve at the pleasure of the board of directors.

The following table sets forth the name, age, position, and term expiration date of each of our current directors and executive officers:

Name	Age	Title

James W. Scott	56	Director, Chief Executive Officer and President
Larry Rowland	68	Director
Mark T. Davis	53	Director

The principal occupation, title, and business experience of our executive officers and directors during the past five years, including the names and locations of employers, are indicated below.

James W. Scott was appointed our chief executive officer, president, and chairman of the board in June 2001. From 1996 through early 2001, Mr. Scott served as president, chief executive officer, and director of EARTHCO, a Nevada corporation that owned and operated major developmental and mining properties and synthetic fuel plants throughout the United States. Mr. Scott played a major role in the identification of Section 29 tax credits for coal recovery and processing facilities, which allowed EARTHCO to design and develop a process system. EARTHCO was one of the very few companies that possessed a complete program for coal recovery, processing, utilization, enhancement, and marketing. Previously, Mr. Scott has been involved as the owner and operator of a real estate development company, a nonhazardous waste remediation company that operated in California, Nevada, and Utah, and has been an individual investor in several companies and projects.

            Larry Rowland was appointed director of Sunray, formerly known as MaxCo in September 2001 and vice president in December 2002. He was then appointed director of Caldera and Caldera P & G in March 2005. Mr. Rowland handles the daily operations of Sunray and is responsible for the acquisition of additional leases on Sunray’s behalf. Mr. Rowland has worked in the oil industry since 1964 and began his career as an engineering technician. He then moved on as a drilling and production manager for a medium-sized independent oil company. In 1986, Mr. Rowland formed his own company and became an independent oil and drill consultant in Bakersfield, California. During his career in the oil business, Mr. Rowland was responsible for designing, drilling, and completing 350 oil wells located in Kern County and San Luis Obispo County.

Mark T. Davis has served as our director since March 9, 2007, and brings to the board his expertise in legal matters as well as knowledge in the financial aspects of real property and resource acquisition and development. Prior to this appointment, Mr. Davis served as our corporate counsel until his resignation on December 14, 2004. Additionally, Mr. Davis has acted as corporate counsel to public and private companies in the real estate, natural resources, banking and insurance industries for over 20 years.

The board of directors has no standing audit or compensation committees.

Compliance with Section 16(a) of the Securities Exchange Act

We do not have a class of equity securities registered under Section 12 of the Securities Exchange Act. Accordingly, our executive officers, directors, and beneficial owners of more than 10% of stock are not subject to Section 16 of the Securities Exchange Act.

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer and chief financial officer, who also performs the functions of a chief accounting officer. A copy of the code of ethics will be provided upon request, without charge.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

The following table sets forth, for our last two fiscal years, the annual compensation earned by, awarded to, or paid to the person who was our chief executive officer as of the end of the last fiscal year:

Name and Principal Position	Year Ended June 30	Salary ($)
James W. Scott	2006	249,559
President (CEO)	2005	228,690

We employ James W. Scott under an employment agreement and related confidentiality and noncompetition agreement dated May 8, 2002, at a salary at the rate of $180,000 per annum for a term continuing through December 31, 2002, automatically renewing annually for successive one-year terms unless terminated by either party upon six months’ prior notice, with an annual salary increase of at least 10%. The terms of our employment agreement with Mr. Scott were not the result of arm’s-length negotiations. We are accruing Mr. Scott’s salary as an expense, but Mr. Scott has agreed orally to defer payment until funds are available from cash flow from operations.

Director’s Compensation

We reimburse our director who is not an employee for the costs of attending meetings of the board of directors, but do not otherwise compensate our directors.

Options Granted to Officers, Directors, Employees and Consultants

We did not grant any options to officers, directors, employees, or consultants in the fiscal years ended June 30, 2005, or 2006, and no such options are currently outstanding.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Set forth below is the name of each person who owns of record, or is known by us to own beneficially, 5% or more of the 10,840,468 shares of our issued and outstanding common stock as of January 17, 2008:

Name of Person or Group	Nature of Ownership	Amount	Percent
Principal Stockholders:
James W. Scott(1)	Common Stock	5,283,473	48.8%
8290 W Sahara Avenue, Suite 186
Las Vegas, NV 89117

Debra M. Barnett(2)	Common Stock	978,250	9.0
1126 2nd Street
Sacramento, CA 95814

BNL Family Partners, Ltd.	Common Stock	544,722	5.0
3753 Howard Hughes Parkway, Suite 135
Las Vegas, NV 89169

Directors:
James W. Scott	----------See above----------

Larry Rowland	Common Stock	-	-
8290 W Sahara Avenue, Suite 186
Las Vegas, NV 89117

Mark T. Davis(3)	Common Stock	679,694	6.3
8290 W Sahara Avenue, Suite 186
Las Vegas, NV 89117

All Executive Officers and Directors as a Group	Common Stock	5,963,167	55.2
(3 persons):	Total	5,963,167	55.2%

(1)

Mr. Scott was the beneficial owner of 6,006,667 shares owned by SCRS Investors, of which he owns approximately 47% and is still the beneficial owner of 300,000 shares owned by Nimitz Development, Inc., an affiliated corporation. On August 4, 2006, SCRS Investors transferred its 6,006,667 shares to EARTHCO as repayment of a debt and, subsequently, on January 19, 2007, EARTHCO distributed those shares to its five stockholders. Mr. Scott owns approximately 83% of EARTHCO and currently is the beneficial owner of 4,983,473 of Caldera stock that was transferred and distributed by EARTHCO.

(2)	Ms. Barnett is an employee of Sunray.
(3)	Mr. Davis was a recipient of 360,694 shares of Caldera stock distributed by EARTHCO to its shareholders and is the beneficial owner of a total of 679,694 shares.

Equity Compensation Plan Information

As of the end of our most recent fiscal year on June 30, 2006, we had 500,000 options authorized for issuance under equity compensation plans that had been approved by the stockholders and none under equity compensation plans that were not approved by the stockholders.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	--	--	500,000
Equity compensation plans not approved by security holders	--	--	--
Total	--		500,000

In June 2002, the stockholders adopted the 2002 Stock Option and Purchase Plan by majority written consent, with stockholders representing 52% of the 7,025,244 then-issued and outstanding shares approving the action. Under the plan, we may grant options to purchase a total of 500,000 shares to our employees, directors, consultants, and others.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following transactions between related parties were not the result of arm’s-length negotiations, but are on terms that, in the opinion of the board of directors, are fair to us from a financial point of view. However, we have not obtained any independent evaluation of the terms of the following transactions to determine whether they were fair to us from a financial point of view.

Additional Loans from SCRS Investors

In addition to our $25,500,000 credit facility with SCRS Investors, we have obtained funds from SCRS Investors on several other occasions.

•

During our fiscal year 2005, we borrowed working capital funds from SCRS Investors at various times in the aggregate amount of $2,522,399. The loans are at 9% interest per annum, and have various maturity dates from April 2005 through June 30, 2007.

•

During our fiscal year 2006, we paid down on the working capital funds from SCRS Investors at various times a net amount of $2,013,887. The loans are at 9% interest per annum, and have various maturity dates from April 2006 through June 30, 2007.

Sales to Well Pro

In June 2004, Sunray sold an oil and gas lease (known as the C&L or Crofton Coffee lease) and a workover production rig to Well Pro, a related party in which Jim Scott, our chief executive officer and a director, holds a controlling interest. Well Pro gave Sunray a promissory note of $100,000 for the lease and a promissory note of $65,000 for the workover production rig. Each note accrued interest at the rate of 8% per annum and was due one year from the date of execution. In May 2005, these notes were repaid by offsetting the amounts due from Well Pro to Sunray against amounts due from Sunray to Well Pro.

In August 2004, Sunray entered into a purchase contract to purchase 59 acres of land from an unaffiliated third party for future development and oil production. Sunray obtained a loan of approximately $1 million for the purchase. With the changing real estate market and Sunray’s unsuccessful attempt to participate in the development of the oil resources, Sunray sold this asset in April 2005 for an assumption of Sunray’s remaining debt on the property. This property was acquired by Kern Landmark and then subsequently sold to Trimco. Sunray holds a 65% membership interest in Kern Landmark and Jim Scott is the Manager. Jim Scott and Mark T. Davis are both Managing Members of Trimco.

Possible Future Transactions

We anticipate that in the future we may enter into additional agreements with an affiliate or other related parties in transactions that will not be the result of arm’s-length negotiations. We have not established any procedures for resolving conflicts of interest between us and our officers, directors, and principal stockholders or their respective affiliates. We do not have an audit or other committee composed of independent directors to review transactions with affiliates to determine whether they are fair to our stockholders.

ITEM 13. EXHIBITS

Exhibit Number*	Title of Document	Location

Item 3	Articles of Incorporation and Bylaws
3.01	Amended and Restated Articles of Incorporation	Incorporated by reference from Form 8-K filed July 1, 2002.
3.02	Bylaws	Incorporated by reference from Form 8-K filed July 1, 2002.
3.03	Certificate of Amendment to Articles of Incorporation (effective 02/16/07)	This filing.
Item 4	Instruments Defining the Rights of Security Holders, Including Debentures
4.01	Specimen stock certificate	Incorporated by reference from Form 10-K filed October 5, 2001.

Item 10	Material Contracts

10.22	Termination Agreement between Mid-Power Resource Corporation and Marion Energy, Inc.	Incorporated by reference from Form 8-K/A filed September 21, 2006.
10.23	Asset Purchase Agreement between and among Mid-Power Resource Corporation and Marion Energy, Inc. and Marion Energy Limited	Incorporated by reference from Form 8-K/A filed September 21, 2006.
Item 16	Letter on Change in Certifying Accountant
16.01	Letter from Tanner LC to the Securities and Exchange Commission regarding change in certifying accountant dated October 25, 2006	Incorporated by reference from Form 8-K filed October 25, 2006.

Item 21	Subsidiaries of the Registrant
21.01	Schedule of subsidiaries	This filing.
Item 31	Rule 13a-14(a)/15d-14(a) Certifications
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14	This filing.
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14	This filing.
Item 32	Rule 13a-14(a)/15d-14(a) Certifications
32.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14	This filing.
32.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14	This filing.

_______________

*

All exhibits are numbered with the number preceding the decimal indicating the applicable SEC reference number in Item 601 and the number following the decimal indicating the sequence of the particular document. Omitted numbers in the sequence refer to documents previously filed as an exhibit, but no longer required.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Whitley Penn LLP (“Whitley Penn”) for professional services rendered for the audit of our consolidated financial statements for the fiscal years ended June 30, 2005 and 2006, are $86,988.

Audit Related Fees

Whitley Penn did not bill us for any professional services that were reasonably related to the performance of the audit or review of consolidated financial statements for the fiscal years ended June 30, 2006 or 2005, that are not included under audit fees above.

Tax Fees

Whitley Penn did not perform any tax services for us for the fiscal years ended June 30, 2006 or 2005.

All Other Fees

Whitley Penn did not perform any services for us or charge any fees other than the services described above under “Audit Fees” and “Tax Fees” for the fiscal years ended June 30, 2006 or 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CALDERA CORPORATION

Date: January 23, 2008	By:	/s/ James W. Scott
James W. Scott, President
Its Principal Executive Officer

CALDERA CORPORATION

Date: January 23, 2008	By:	/s/ James W. Scott
James W. Scott, Principal Executive Officer and
Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated: January 23, 2008

/s/ James W. Scott
James W. Scott, Director
/s/ Larry Rowland
Larry Rowland, Director
/s/ Mark T. Davis
Mark T. Davis, Director

CALDERA CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Caldera Corporation

We have audited the accompanying consolidated balance sheets of Caldera Corporation and subsidiaries, as of June 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Caldera Corporation as of June 30, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the notes to consolidated financial statements, the Company has suffered recurring losses from operations, has a net working capital deficiency, and minimal cash, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. These consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Whitley Penn LLP

Fort Worth, Texas

January 23, 2008

CALDERA CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	June 30, 2005
Assets

Current Assets:
Cash and cash equivalents	$ 3,900	$ 381,994
Accounts receivable	64,947	58,357
Accounts receivable, related party	12,923	305,891
Prepaids and other assets	11,852	9,396
Notes receivable	178,945	4,323,945
Note receivable, related party	9,365	8,789
Total Current Assets	281,932	5,088,372

Deposits	347,290	434,912
Property and equipment, net	4,300,015	3,973,649
Equipment held for sale	175,000	175,000

Total Assets	$ 5,104,237	$ 9,671,933

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable	$ 485,050	$ 1,665,431
Accounts payable, related party	121,810	-
Accrued liabilities	3,603,299	2,571,089
Notes payable, related party	9,735,119	11,749,006
Current portion of long-term debt	85,690	214,391
Total Current Liabilities	14,030,968	16,199,917

Long-term debt	22,983	76,121
Asset retirement obligations	955,569	876,669
Deferred income taxes	872,000	872,000

Total Liabilities	15,881,520	18,024,707

Stockholders’ Deficit
Preferred stock; $.001 par value; 10,000,000 shares
authorized; none issued and outstanding	-	-
Common stock; $.001 par value; 100,000,000 shares
authorized: 10,846,952 issued and outstanding	10,847	10,847
Additional paid-in capital	25,375,270	25,375,270
Accumulated deficit	(36,163,400)	(33,738,891)

Total Stockholders’ Deficit	(10,777,283)	(8,352,774)

Total Liabilities and Stockholders’ Deficit	$ 5,104,237	$ 9,671,933

CALDERA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2006	2005

Revenues	$ 688,263	$ 398,067

Costs and expenses:
Production expenses	1,161,684	669,733
Exploration costs	1,370	1,299,163
General and administrative	1,225,566	1,205,030
Research and development	11,665	-
Impairment of investment in equipment	-	275,000
Total costs and expenses	2,400,285	3,448,926

Loss from operations	(1,712,022)	(3,050,859)

Other income (expense):
Interest income	9,252	16,299
Interest expense	(876,821)	(1,085,017)
Gain on sale of assets	14,568	3,809,663
Other income	140,514	90,762
Total other income (expense):	(712,487)	2,831,707

Net loss	$ (2,424,509)	$ (219,152)

Net loss per share - basic and diluted	$ (0.22)	$ (0.02)

Weighted average shares outstanding -
basic and diluted	10,847,000	10,847,000

CALDERA CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Years ended June 30, 2006 and 2005

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance, July 1, 2004	-	$ -	10,846,952	$ 10,847	$ 25,208,100	$ (33,519,739)	$ (8,300,792)

Capital contributions	-	-	-	-	167,170	-	167,170

Net loss	-	-	-	-	-	(219,152)	(219,152)

Balance, June 30, 2005	-	-	10,846,952	10,847	25,375,270	(33,738,891)	(8,352,774)

Net loss	-	-	-	-	-	(2,424,509)	(2,424,509)

Balance, June 30, 2006	-	$ -	10,846,952	$ 10,847	$ 25,375,270	$ (36,163,400)	$ (10,777,283)

CALDERA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(2,424,509)	$ (219,152)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and depletion	113,129	81,422
Gains on sale of oil & gas properties	-	(4,069,421)
Gains on sales of property and equipment	-	(15,103)
Loss of sale of equipment held for sale	-	275,000
Impairment of equipment held for sale	-	275,000
Accretion of asset retirement obligations	78,900	72,386
Changes in operating assets and liabilities:
Accounts receivable	(6,590)	3,530
Accounts receivable, related party	292,968	(305,891)
Prepaids and other assets	(2,456)	(1,765)
Notes receivable	4,145,000	(4,323,945)
Notes receivable, related party	(576)	(1,589)
Deposits	87,622	(49,566)
Accounts payable	(1,180,381)	1,069,914
Accounts payable, related party	121,810	-
Accrued liabilities	1,032,210	862,357
Net cash provided by (used in) operating activities	2,257,127	(6,346,823)

Cash flows from investing activities:
Proceeds from sales of equipment held for sale	-	175,000
Proceeds from sales of oil & gas properties	-	6,729,979
Purchases of property and equipment	(439,495)	(3,130,023)
Net cash provided by (used in) investing activities	(439,495)	3,774,956

Cash flows from financing activities:
Proceeds from notes payable, related party	2,745,102	3,311,170
Payments on notes payable, related party	(4,758,989)	(788,771)
Proceeds from long-term debt	35,863	420,000
Payments on long-term debt	(217,702)	(172,165)
Capital contributions	-	167,170
Net cash provided by (used in) financing activities	(2,195,726)	2,937,404

Net increase (decrease) in cash and cash equivalents	(378,094)	365,537

Cash and cash equivalents at beginning of year	381,994	16,457

Cash and cash equivalents at end of year	$ 3,900	$ 381,994

CALDERA CORPORATION

Notes to Consolidated Financial Statements

June 30, 2006 and 2005

1. Organization and Summary of Significant Accounting Policies

Organization and Business

Caldera Corporation (formerly known as Mid-Power Service Corporation) and affiliates (the “Company”) is incorporated under the laws of the state of Nevada. The Company holds gas and oil properties for exploration and development and is developing energy-related technologies, and to generate and trade electrical power. The Company currently focuses principally on the exploration and development of gas and oil by initiating exploration of acquired property interests and by participating in exploration projects sponsored by others.

Principles of Consolidation

The consolidated financial statements include the accounts of Caldera Corporation (formerly Mid-Power Service Corporation) and its wholly owned subsidiaries: Caldera P & G (formerly Mid-Power Resource Corporation), a Nevada corporation, Sunray Petroleum, Inc., a Nevada corporation (formerly MaxCo Inc.), and Emergency Power Systems, LLC, a Nevada limited liability company (collectively, “the Company”). All significant inter-company transactions have been eliminated in consolidation.

Cash and Cash Equivalents The Company considers all highly-liquid investments with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of accounts receivables. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management’s expectations.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk with respect to cash and cash equivalents.

Accounts Receivable

The carrying value of the Company’s receivables, net of the allowance for doubtful accounts, represents their estimated net realizable value. The Company estimates its allowance for doubtful accounts based on historical collection trends, the age of outstanding receivables, customers’ financial condition and creditworthiness, and existing economic conditions. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectibility of those balances and the allowance is adjusted accordingly. The Company charges off accounts receivable against the allowance for doubtful accounts when an account is deemed to be uncollectible.

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

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

Unproved oil and gas property costs are capitalized and are not amortized pending an evaluation of the exploration results. If unproved properties are determined to be productive the related costs are transferred to proved oil and gas properties. Oil and gas properties that are individually significant are periodically assessed for impairment of value. If it is determined that the asset is impaired, a loss is recognized at the time of impairment. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the units-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives. The Company also evaluates its proven properties in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment of Long-Lived Assets.” Long-lived assets held and used by the Company are reviewed for impairment whenever events of changes in circumstances indicate that their net book value may not be recoverable.

The continued carrying value of the Company’s oil and natural gas properties depends primarily upon the estimated reserves, all of which are currently unproved. If the Company’s future exploration efforts do not result in significant proved reserves, the Company may be required to record an impairment of its oil and natural gas properties.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resulting gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with any resulting gain or loss recognized in the operating results of the respective period.

On the sale of an entire interest in an unproved property for cash or cash equivalents, any gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

1. Organization and Summary of Significant Accounting Policies Continued

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

Revenue Recognition

Revenue is recognized from oil sales at such time as the oil is delivered to the buyer. Revenue is recognized from gas sales when the gas passes through the pipeline at the wellhead. Oil and gas sales are reported net of royalty fees, which were $688,263, and $398,067 for the years ended June 30, 2006 and 2005, respectively. Revenues from services provided to other well operators are recognized when the services have been performed. The Company does not have any gas balancing arrangements.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Earnings Per Share

The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. As of June 30, 2006 and 2005, there were no outstanding stock options or other common stock equivalents.

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

1. Organization and Summary of Significant Accounting Policies Continued

Stock-Based Compensation

When accounting for the issuance of stock options and warrants to employees and officers, financial accounting standards allow entities the choice between adopting a fair value method or an intrinsic value method with footnote disclosures of the pro forma effects as if the fair value method had been adopted. The Company has opted for the latter approach. Because no options and warrants were granted to employees and officers of the Company during the years ended June 30, 2006 and 2005, the results of operations would not have changed if the fair value method had been used.

2. Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As of June 30, 2006, the Company had a working capital deficiency and an accumulated deficit and has had substantial recurring losses. The consolidated operations of the Company have not had sustained profitability and the Company has relied upon debt and equity financing, mainly from related parties, to satisfy its obligations. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s ability to continue as a going concern is subject to the attainment of profitable production operations of its undeveloped oil and gas properties or obtaining necessary funding from outside sources. Management’s plan with respect to this uncertainty include obtaining debt financing from the convertible loan discussed in Note 11, exploring its oil and gas properties to obtain proved reserves, evaluating new products and markets, and minimizing overhead costs. However, there can be no assurance that management will be successful in these efforts.

3. Note Receivable,	As of June 30, note receivable to related parties consisted of the following:
Related
Party		2006	2005
Note receivable from an entity
controlled by an officer and board
member of the Company, with interest
at 8%, due on demand and
	unsecured.	$ 9,365	$ 8,789

	Total	$ 9,365	$ 8,789

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

4. Accrued	Accrued liabilities consisted of the following at June 30:
Liabilities
		2006	2005
	Related party interest payable	$2,499,155	$1,724,050
	Salaries and wages payable	916,280	659,175
	Related party expense payable	187,864	187,864

	Total	$3,603,299	$2,571,089

5. Property	As of June 30, property and equipment consisted of the following:
and
Equipment		2006	2005
	Exploration and production:
	Unproved properties	$2,806,630	$2,806,630
	Gas and oil equipment	855,899	510,909
	Vehicles	179,657	88,311
	Office furniture and equipment	16,965	15,143
	Capitalized cost related to asset retirement obligation	760,250	760,250
		4,619,401	4,181,243
	Less accumulated depreciation, depletion, and amortization	(319,386)	(207,594)
	Total	$4,300,015	$3,973,649

6. Asset Retirement Obligations

The Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS 143”), effective July 1, 2002. This accounting standard addresses the fair value accounting treatment of a liability for an asset retirement obligation (“ARO”) that is recorded when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Obligations associated with the retirement of these assets require recognition in certain circumstances: (1) the present value of a liability and offsetting asset for an ARO, (2) the subsequent accretion of that liability and depreciation of the asset, and (3) the periodic review of the ARO liability estimates and discount rates. SFAS 143 primarily affects the Company’s accounting for crude oil and natural gas producing assets and differs in several respects from previous accounting under SFAS 19, “Financial Accounting and Reporting by Oil and Gas Producing Companies.”

Prior to fiscal 2005, the Company recorded a liability for its asset retirement obligations of $987,529, with a corresponding increase to property and equipment. The Company performs periodic reviews of its oil and gas assets for any changes in facts and circumstances that might require recognition of or adjustment to a retirement obligation. The Company has approximately $347,000 of deposits at June 30, 2006 that are restricted for the purpose of settling this obligation. Upon settlement of the liability, the Company will reverse the obligation for the recorded amount and will recognize any resulting gain or loss at such time.

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

6. Asset Retirement Obligations Continued

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations – An Interpretation of FASB Statement No. 143,” (“FIN 47”), which was effective for the Company on July 1, 2005. FIN 47 clarifies that the phrase “conditional asset retirement obligation,” as used in SFAS 143, refers to a legal obligation to perform an asset retirement activity for which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the Company. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement.

Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. SFAS 143 acknowledges that in some cases, sufficient information may not be available to reasonably estimate the fair value of an asset retirement obligation. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Upon adoption of FIN 47, the Company did not recognize any additional liabilities for conditional retirement obligations due to the inability to reasonably estimate the fair value of those obligations because of their indeterminate settlement dates.

	The following table indicates the changes to the Company’s asset retirement obligations in the years June 30, 2005 and 2006:
		2006	2005
	Balance at July 1	$876,669	$1,076,407
	Liabilities incurred	-	270,990
	Liabilities settled	-	(543,113)
	Accretion expense	78,900	72,385

	Balance at June 30	$955,569	$ 876,669

7. Oil and Gas Properties

Clear Creek Unit

The Company held gas leasehold interests in the Clear Creek Unit in Carbon and Emery Counties in Utah, which is comprised of approximately 17,197 gross acres of land. Non-productive wells have been located on the property, and substantial expenditures will be required to re-complete these wells, therefore, the Company has accounted for the properties as undeveloped. The Company maintained a 100% working interest in the leasehold of the Clear Creek Unit, and a 75% net revenue interest, except for two well locations as noted below.

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

7. Oil and Gas Properties Continued

The leases were subject to approximately 25% royalty and overriding royalties. In addition, an assignee of the former owner held a 14.3% working interest, equivalent to a 10% net revenue interest, in the Oman #2-20 and the Utah fuel #8 wells. The Company was obligated to pay a former overriding royalty holder $200,000 solely out of 5% from the net revenue interest received by the Company from oil and gas production from certain wells on the Clear Creek Unit. At June 30, 2004, the gas properties were being carried at a cost of $28,604,982. The capitalized cost is subject to impairment if future proved reserves cannot be substantiated or the fair value of the properties fall below the capitalized costs. No assurance can be given that the Company will be successful in its efforts to obtain proved reserves.

The Company entered into a farmout agreement in February 2005, with Marion Energy, Inc. (“Marion Energy”) for its Clear Creek Unit. Marion Energy is a subsidiary of Marion Energy Limited, formerly known as Carpenter Pacific Resources Ltd., an Australian company traded on the Australian Stock Exchange.

Under the terms of the farmout agreement, Marion Energy had the opportunity to earn up to a 75% working interest in the unit by spending up to $20,000,000 at the rate of $5,000,000 per year for four years, commencing with 2005, for pipeline construction, recompletion and workover of existing wells, drilling of new wells, and operational costs. Of the $20,000,000, $5,000,000 would be expended by Marion Energy in carrying the Company for its share of the program. The Company remained the operator of the unit, but the agreement contemplated making Marion Energy the operator in the future. The agreement permitted Marion Energy to elect to drill an exploration well deeper than current wells on the unit after the shallower formations are tested or at such earlier time as the parties agree.

If Marion Energy carried the Company for $2,500,000 of carried expenditures, the Company would be granted options to purchase 2,500,000 shares of common stock of Marion Energy’s parent corporation, Marion Energy Limited (formerly known as Carpenter Pacific Resources Ltd.), with an exercise price of AUS$0.40 per share (equivalent to $0.35 per share as of January 17, 2008). Options to purchase an additional 2,500,000 shares at the same exercise price would be granted to the Company in the event the carried expenditures reached an aggregate of $4,000,000.

On September 14, 2006, the Company completed the sale of its Clear Creek Unit to Marion Energy Limited. Marion Energy had been working in the Company’s Clear Creek Unit under a farmout agreement since February 2005. Other than the relationship created by the farmout agreement, Marion Energy is an unrelated third party. This sale superseded the farmout agreement and, as such, the farmout agreement is no longer valid.

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

7. Oil and Gas Properties Continued

The Company has retained a 12.5% net profits interest in the Clear Creek Unit. In consideration for the sale of the Clear Creek Unit, Marion paid to the Company $1,000,000 in cash at closing, 13,100,000 shares of Marion Energy’s stock, which is traded on the Australian Stock Exchange, or ASX, and options to purchase an additional 5,000,000 shares of Marion Energy’s stock with an exercise price of AU$0.40 per share. The agreement provides for the Company to receive options to purchase up to an additional 8,000,000 shares of Marion Energy’s stock at AU$0.80 per share in the event Marion Energy discovers certain threshold levels of proved and probable hydrocarbon reserves. On the closing date, the closing price for Marion Energy’s ordinary shares on the ASX was AU$0.84 per share.

Mountain View Field

The Company has oil leaseholds in the Mountain View Field of the Arvin Area located in Kern County, California. The Company maintains a 100% working interest in the leaseholds, which are subject to a 16.97% royalty interest to former mineral rights owners on all production. The Mountain View Field has multiple leaseholds of oil and gas properties. Prior to fiscal 2005, the Company sold its mineral rights to two of the leaseholds, the C&L and Crofton Coffee Oil and Gas Lease, for a promissory note of $100,000 to an entity controlled by an officer of the Company. At June 30, 2006, the remaining leaseholds had a carrying value of $100,000.

8. Equipment Held for Sale

As of June 30, 2004, the Company had two GG4A-7 non-flight Pratt and Whitney turbine engines with a net carrying value of $900,000. The Company recorded this investment at the lower of cost or market. These engines were held for sale and could provide increased power capacity to certain power generating facilities at peak usage times. On June 2, 2005, the Company sold one of the engines for $175,000 for a loss of $275,000. The remaining engine was impaired by approximately $275,000 in the year ended June 30, 2005, to reflect the decrease in market value. On January 31, 2007, the Company sold the remaining engine for $45,000 for a loss of $130,000.

9. Related Party Notes Payable

As of June 30, 2005 and 2006, the Company had various notes payable to SCRS Investors, LLC (“SCRS Investors”), a related party which is 47% controlled by an officer and director of the Company and this entity is a stockholder of the Company. The notes are unsecured, bear interest at 9%, and mature from April 2005 through June 30, 2007. Some of these notes are in default, however the Company has not received notice of any demand or proceedings. The balances as of June 30 were as follows:

	As of June 30	2006	2005

	Note payable—SCRS Investors	$9,735,119	$11,749,006

	Interest payable—SCRS Investors	2,499,155	1,724,050

	Total	$12,234,274	$13,473,056

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

10. Long-Term Debt	Long-term debt consisted of the following at June 30:
		2006	2005
	Note payable to a financial institution payable in monthly payments of $1,561 including interest at 8.99%, due in September 2006, secured by vehicles.*	$ 5,222	$ 24,810
	Note payable to a financial institution payable in monthly payments of $1,073 including interest at 4.9%, due in April 2009, secured by vehicles.	34,450	-
	Note payable to Bruce Batch payable in monthly payments of $7,091 including interest at 6.0%, due in April 2007, secured by oil property.**	69,001	141,031
	Note payable to Sunwest Petroleum payable in monthly payments of $14,201 including interest at 6.0%, matured in April 2006, secured by oil property.**	-	124,671

	Total debt	108,673	290,512

	Less current portion	(85,690)	(214,391)

	Total long-term debt	$ 22,983	$ 76,121

	* This note was paid when due.
	** These notes are the subject of current litigation. See Part I. Item 3. Legal Proceedings.

Future maturities of long-term debt are as follows:

Year ending June 30:	Amounts

2007	$85,690
2008	12,042
2009	10,941
$108,673

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

11. Related Party Convertible Loan

The Company has entered into a convertible loan agreement with SCRS Investors, a related party that is 47% controlled by an officer and director of the Company and this entity is a stockholder of the Company. The Company may borrow up to $25,500,000, payable in 20 consecutive equal quarterly payments of principal and interest at 10% per annum commencing on December 31, 2007. The balance on the loan and accrued interest related thereto is convertible into the Company’s common stock any time at the option of SCRS Investors at $1.50 per share. The loan is secured by the Company’s interest in the Clear Creek Unit properties. As of June 30, 2006 and 2005, there was no outstanding balance on the loan.

12. Income Taxes	The provision for income taxes differs from the amount computed at federal statutory rates as follows at June 30:
		2006	2005

	Income tax benefit at statutory rate	$ 824,000	$ 75,000
	True-up of NOL expiration	(6,000)	(19,000)
	Permanent difference–meals adjustment	-	(1,000)
	Other	(2,000)	(4,000)
	Change in valuation allowance	(816,000)	(51,000)

		$ -	$ -

	Deferred tax assets (liabilities) are comprised of the following at June 30:
		2006	2005

	Net operating loss carry forward	$4,956,000	$4,165,000
	Book basis in excess of tax basis on gas and oil properties	(872,000)	(872,000)
	Depreciation and depletion	53,000	27,000
	Impairment on oil properties and equipment	317,000	317,000
	Accrued wages	-	-
	Depletion carry forward	5,000	5,000
	Research and development credit	6,000	6,000
	Alternative minimum tax credit	55,000	55,000
	Other	-	1,000
	Valuation allowance	(5,392,000)	(4,576,000)

		$ (872,000)	$ (872,000)

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

13. Sales to Major	Approximate revenues from significant customers for the years ended June 30, are as follows:
Customers
	Year ended June 30,	2006	2005

	Customer A	$688,263	$382,050

14. Related Party Transactions

The Company had accrued liabilities of approximately $187,000 due to SCRS Investors, a related party that is 47% controlled by an officer and director of the Company and this entity is a stockholder of the Company, related to well abandonment bond costs paid by SCRS Investors for and on behalf of the Company as of June 30, 2005 and 2006.

The Company had accrued interest related to notes payable due to SCRS Investors of approximately $2,499,155 and $1,724,050 for the years ended June 30, 2006 and 2005, respectively. These amounts are included in accrued liabilities. There were no interest payments made to SCRS Investors during the fiscal years ended June 30, 2005 and 2006.

The Company had accrued wages payable due to an officer of the Company of approximately $916,280 and $659,175 as of June 30, 2006 and 2005, respectively. These amounts are included in accrued liabilities and there have been no wages paid to this officer during the fiscal years ended June 30, 2005 and 2006.

The Company incurred expenses for field services performed on oil and gas leaseholds by an entity controlled by an officer of the Company. Expenses included in accounts payable for these related party field services as of June 30, 2006 and 2005, were approximately $270,179 and $1,414,499, respectively. Expenses incurred for field services by the related party for fiscal years ended June 30, 2006 and 2005, were approximately $542,487 and $1,277,441, respectively.

The Company has a month-to-month operating lease for its corporate facility with an entity controlled by an officer of the Company. Total rent paid during the years ended June 30, 2006 and 2005, approximated $28,000 and $13,000, respectively.

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

15. Commitments and Contingencies

The Company has assumed substantially all abandonment and environmental liabilities for the Clear Creek Unit. In June 2002 the Company was required to post a bond with the State of Utah for approximately $184,000 to secure certain abandoned well violations and provide a five-year compliance period to either bring certain wells into production or properly plug and abandon the wells in accordance with state law. Upon the sale of the Clear Creek Unit to Marion Energy Limited on September 14, 2006, all of the abandonment and environmental liabilities have been assumed by Marion Energy Limited and the bond of $184,000 with the State of Utah has been returned during fiscal 2007.

16. Supplemental Disclosures	Operations reflect actual amounts paid for interest and income taxes as follows:
of Cash Flow
Information	Year ended June 30,	2006	2005

	Interest	$102,293	$419,865

	Income Taxes	$ -	$ -

During the year ended June 30, 2005:

•     The Company sold two properties in Bakersfield with a cost of $2,638,058 for cash and debt assumption of $2,729,325 and a note receivable for $4,000,000 resulting in a gain on sale of assets of $4,069,421.

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

17. Stock Options and	A summary of the stock option and warrant activity is as follows:
Warrants		Number of Shares	Weighted Average Exercise Price

	Outstanding at July 1, 2004	1,000,000	$2.00

	Granted	-	-
	Expired	(1,000,000)	2.00
Exercised

	Outstanding at June 30, 2005	-	-

	Granted	-	-
	Expired	-	-
	Exercised	-	-

	Outstanding at June 30, 2006	-	$-

18. Fair Value of Financial Instruments

The Company’s financial instruments consist of accounts receivable, notes receivable, accounts payables, accrued liabilities and notes payable. The carrying amounts of accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the short-term nature of these items. The aggregate carrying amounts of notes receivable and notes payable approximate fair value as the individual borrowings bear interest at market interest rates.

19. Environmental Regulation

Various federal, state and local laws and regulations covering discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company’s operations and the costs of its oil and natural gas exploration, development and production operations. The Company does not anticipate that it will be required in the near future to expend amounts material in relation to the financial statements taken as a whole by reason of environmental laws and regulations.

Because these laws and regulations are constantly being changed, the Company is unable to predict the conditions and other factors, over which it does not exercise control, that may give rise to environment liabilities affecting the Company.

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

20. Recent Accounting Pronounce-ments

In December 2003, the FASB issued Interpretation No. 46R (“FIN 46R”) (revised December 2003), “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”)”, which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (“FIN 46”), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003, to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. There was no material impact on the Company consolidated financial position or results of operations upon adoption of FIN 46R.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition.” SAB 104 revises or rescinds portions of the interpretive guidance included in Topic 13 of the codification of staff accounting bulletins in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 did not have a material effect on the Company’s results of operations or financial condition.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” which amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions.” The guidance in APB Opinion 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion 29, however, included certain exceptions to that principle. SFAS 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 had no material impact on the Company’s consolidated financial position or results of operations.

CALDERA CORPORATION

Notes to Consolidated Financial Statements

Continued

20. Recent Accounting Pronounce-ments Continued

In December 2004, the FASB issued SFAS No. 123R, “Share−Based Payment,” which requires companies to measure and recognize compensation expense for all stock−based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005 and, thus, was effective for the Company beginning with the first quarter of its fiscal year ended June 30, 2006. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required. As the Company has no outstanding options or warrants and none were granted during the fiscal years presented, the adoption of SFAS 123R had no material impact on the Company’s consolidated financial position or results of operations.

CALDERA CORPORATION

Schedule of Supplementary Information on Oil and Gas Operations

(Unaudited)

The information on the Company’s oil and gas operations as shown in this schedule is based on the successful efforts method of accounting and is presented in conformity with the disclosure requirements of SFAS No. 69 “Disclosures about Oil and Gas Producing Activities.”

Capitalized Costs Relating to Oil and Gas Producing Activities

Year ended June 30,	2006	2005
Proved oil and gas properties	$75,000	$75,000
Unproved oil and gas properties	41,024,786	41,024,786

Subtotal	41,099,786	41,099,786

Accumulated depreciation, depletion and amortization and valuation allowances	(38,293,156)	(38,293,156)

	$2,806,630	$2,806,630

Costs Incurred in Oil and Gas Acquisition,

Exploration, and Development Activities

Year ended June 30,	2006	2005

Acquisition of properties:
Proved	$-	$-
Unproved	-	2,806,630
Exploration costs	1,370	1,299,163
Production expenses	1,161,684	669,733

CALDERA CORPORATION

Schedule of Supplementary Information on Oil and Gas Operations

(Unaudited)

Continued

Results of Operations for Producing Activities

Year ended June 30,	2006	2005

Oil and gas sales, net	$688,263	$398,067
Production costs	(1,161,684)	(669,733)
Exploration costs	(1,370)	(1,299,163)
Impairment on properties	-	(26,294.602)
Depreciation, depletion and amortization provisions	(113,129)	(81,422)

Net loss before income taxes	(587,920)	(27,946,853)

Income tax provision	-	-

Results of operations from producing activities (excluding corporate overhead and interest costs)	$(587,920)	$(27,946,853)